Form 10KSB
period 2008-09-30
Tia IV, Inc
filed 2009-01-13
CIK 1377889

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-52288

TIA IV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0597955
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

482 Manor Road
Staten Island, NY	10314
Address	(zip code)

Issuer’s telephone number: (718) 442-6272

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐ ..

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 6, 2009 17,256,983 shares of the Company's $.0001 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   YES  ☐ NO ☒

As of September 30, 2008 the aggregate market value of the common stock held by non-affiliates was approximately $0 based upon the closing price on September 30, 2008 of $0.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS .

A)	Business

Tia IV, Inc. (the "Company", “We, “Our”, "Registrant”, or  “National Mitigation Specialists") was incorporated in the State of Delaware on August 17, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. On August 20,, 2008 we entered into and consummated a Securities Purchase Agreement. Under the terms of the Purchase Agreement, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares of the Company at $.0001 per share. Mr. Porretti is the Company’s current Chief Executive Officer and Director; Mr. McAlinden is the Company’s current President, Chief Financial Officer, and Director; Mr. NG is the Company’s current Secretary, Vice President and Director.  Our certificate of incorporation and bi-laws will continue to be those of the Company. We will be governed by the corporate law of the State of Delaware. The Company will begin operating as d/b/a National Mitigation Specialists.

GENERAL OVERVIEW

National Mitigation Specialists is a financial advisory firm dedicated to assisting both homeowners and financial mortgage Institutions in the prevention of property foreclosures.

Mission
The Company will achieve this goal by marketing the first integrated debt mitigation package that provides, under the umbrella of the National Mitigation Specialists brand name, both mortgage and unsecured debt (credit cards and credit lines) modification services. This stands in stark contrast to the current industry practice of focusing solely on mortgage mitigation, which fails to address the homeowner’s total financial burden and offers the lending institutions only a partial assessment of the risks involved.

Target
The Company will pursue a geographic rollout strategy focusing initially on the Eastern region of the US and then expanding into the balance of the top foreclosure markets. Key targets will be cities and counties with the highest foreclosure and unemployment rates.

Business of Issuer
 Currently, the Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (“SEC”) defines such a company as "a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing ‘penny stock,’ as defined in Rule 3a-51-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Except as otherwise indicated by the context, references in this document to “Tia IV, Inc,” “Company,” “we,” “us,” or “our” are references are to such proposed operations. All references to “$” are to the legal currency of the United States.

We entered into and consummated the Securities Purchase Agreement on August 20, 2008. Under the terms of the Purchase Agreement, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares of Company at $.0001 per share. Our certificate of incorporation and by-laws will continue to be those of the Company. We will be governed by the corporate law of the State of Delaware.

We are a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (“ Exchange Act”) and we are current in our reporting under the Exchange Act.

Each of our shares issued in the purchase is restricted stock, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933, as amended (the “ Securities Act ”) or an available exemption there from. No registration statement covering these securities has been filed with the Securities and Exchange Commission (the “ SEC ”) or with any state securities commission.

Upon consummated of the Purchase Agreement, Mr. Ralph Porretti was appointed as our CEO and director, Mr. Jim McAlinden was appointed as President and Director and Mr, Peter Ng was appointed Secretary and Director. Mrs. Mary Passalaqua, our sole Officer, Director, and shareholder before consummation of the Share Purchase submitted her resignation letter resigning from all executive offices, effective immediately, and from her position as a director that became effective after the consummation of the Share Purchase Agreement. The officers and directors will be those persons indicated in Item 10 hereof.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report (including the foregoing “Description of Business” and the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

• statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

• statements regarding our research and development efforts;

• statements regarding the plans and objectives of our management for future operations,;

• statements regarding the future of our company, our competition or regulations that may affect us;

• statements regarding our ability to compete with third parties;

• any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words; and

• any statements other than historical fact.

We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in “Risks Associated with Our Business.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 2.   DESCRIPTION OF PROPERTY ..

The Company rents approximately 600 sq. ft. of office space at 482 Manor Road, Staten Island, NY 10314.

ITEM 3.   LEGAL PROCEEDINGS ..

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ..

(a)	MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)	HOLDERS. As of September 30, 2008, there were approximately 150 record holders of 16,390,628 shares of the Company's common stock.

(c)
DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)	RECENT SALE OF UNREGISTERED SECURITIES. During the year ended September 30, 2008 we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA ..

Not Applicable.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-	discuss our future expectations;
-	contain projections of our future results of operations or of our financial condition; and
-	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Organization and Basis of Presentation

We are currently a provider of debt mitigation services. The Company will receive revenues from the collection of consulting fees the clients.

Critical Accounting Policies
Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our  financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to income taxes. Actual results could differ from these estimates.

Revenue Recognition Policies

The Company will derive its primary revenue from performing client services. Which include mortgage mitigation and unsecured debt mitigation sources.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2008 and 2007

Operating Expenses

Our overall expenses decreased for the fiscal year ended September 30, 2008 by $3,560 when compared to the fiscal year ended  September 30, 2007.  This decrease in our overall cost is primarily due to accounting fees, other formation costs.

Net Loss from Operations

We incurred a net loss of $25,542 for the fiscal year ended September 30, 2008 as compared to a net loss of $29,102 for the fiscal year ended September 30, 2007. This decrease was due to a decrease in costs .primarily relating to accounting fees and other formation costs for the year ended September 30, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of September 30, 2008, we had $1,093 cash on hand and working capital deficiency of $38,413.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $16,964 during the fiscal year ended September 30, 2008, mainly representative of the net loss incurred during the fiscal year 2008. This compares to net cash used in operating activities of $23,909 for the fiscal year ended September 30, 2007.

During the year ended September 30, 2008 we received $13,949 from sale of common stock and $4,087 from unsecured loans from a stockholder.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

TIA IV, INC.
(A DEVELOPMENT STAGE COMPANY)
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2008	F-2

Statements of Operations for the Years Ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-3

Statements of Changes in Stockholders’ Deficiency for the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-4

Statements of Cash Flows for the Years Ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TIA IV, Inc.

We have audited the accompanying balance sheet of TIA IV, Inc. (a development stage company) (the “Company”) as of September 30, 2008, and the related statements of operations, changes in stockholders’ net deficiency and cash flows for the years ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIA IV, Inc. (a development stage company), as of September 30, 2008, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2008 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred a deficit accumulated during the development stage of $55,009 and cash flows used in operating activities of $41,164 during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Marcum & Kliegman LLP
New York, New York
January 12, 2009

TIA IV, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
September 30, 2008

ASSETS

CASH	$1,093
TOTAL CURRENT ASSETS	$1,093

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$11,298
LOAN PAYABLE - STOCKHOLDER	18,208
LOAN PAYABLE - OTHER	10,000

TOTAL CURRENT LIABILITIES	39,506

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 16,390,628 shares issued and outstanding.	1,639
Additional Paid in Capital	14,957
Deficit accumulated during the development stage	(55,009)
TOTAL STOCKHOLDERS’ DEFICIENCY	(38,413)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,093

The accompanying notes are an integral part of these financial statements.

TIA IV, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2008	For the Year ended September 30, 2007	For the Period from August 17, 2006 (Date of Inception) to September 30, 2008

REVENUES	$-	$-	$-

ACCOUNTING FEES	(15,000)	(16,701)	(31,775)
LEGAL FEES	(3,309)	-	(3,309)
OTHER FORMATION COSTS	(5,726)	(11,469)	(17,486)
INPUTED INTEREST	(1,507)	(932)	(2,439)
NET LOSS	$(25,542)	$(29,102)	$(55,009)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,766,138	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.009)	$(0.029)

The accompanying notes are an integral part of these financial statements.

TIA IV, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on loan from stockholder	-	-	932	-	932

Net loss for the period ended September 30, 2007	-	-	-	(29,102)	(29,102)

Balance at September 30, 2007	1,000,000	$100	$932	$(29,467)	$(28,435)

Common Shares Issued on August 20, 2008 at $0.0001 per share	13,500,000	1,350	-	-	1,350

Common Shares Issued in connection with Separation agreement on August 20, 2008 at $0.0001 per share	1,500,000	150	-	-	150

Common Shares Issued on August 20, 2008 at $0.03 per share	386,628	39	11,560	-	11,599

Common Shares Issued on August 20, 2008 at $0.25 per share	4,000	-	1,000	-	1,000

Imputed interest on loan from stockholder	-	-	1,465	-	1,465

Net Loss for the period ended September 30, 2008	-	-	-	(25,542)	(25,542)

Balance at September 30, 2008	16,390,628	$1,639	$14,957	$(55,009)	$(38,413)

The accompanying notes are an integral part of these financial statements.

TIA IV, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the
			Period from
			August 17,
	For the Year	For the Year	2006 (Date of
	Ended	Ended	Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,542)	$(29,102)	$(55,009)
Adjustment to reconcile net loss to net cash used
in operating activities:
Stock based compensation	150	—	150
Imputed interest cost	1,465	932	2,397
Changes in assets and liabilities:
Increase in accounts payable	6,963	4,261	11,298

NET CASH USED IN OPERATING ACTIVITIES	(16,964)	(23,909)	(41,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	13,949	—	14,049
Proceeds from loan from stockholder	4,087	4,082	18,208
Proceeds from loan – other	-	10,000	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,036	14,082	42,257

NET INCREASE (DECREASE) IN CASH	1,072	(9,827)	1,093
CASH AT BEGINNING	21	9,848	-
CASH AT END	$1,093	$21	$1,093

The accompanying notes are an integral part of these financial statements

TIA IV, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Tia IV, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.   On August 20, 2008 we entered into and consummated a Securities Purchase Agreement. Under the terms of  the Purchase Agreement, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares of the Company at $.0001 per share Our certificate of incorporation and bi-laws will continue to be those of the Company. We will be governed by the corporate law of the State of Delaware. The Company is a financial advisory firm dedicated to assisting both homeowners and financial mortgage Institutions in preventing foreclosures, and will be doing business as National Mitigation Specialists
.
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

NOTE 2 - Development Stage Company/Going Concern

As of and prior to September 30, 2008 the Company did not generate any revenues; accordingly, the Company was considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." In October 2008 the Company emerged from a development stage company by commencing operations. The Company is subject to a number of risks similar to those of other companies in an early stage of development.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2008 the Company has not generated positive cash flow from operations, and was until then, totally dependent upon debt and equity funding to finance operations. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has commenced operations in October 2008 and plans on using cash flow from operations activities to fund the Company. However  management believes the Company will still be dependent upon debt and equity funding to finance operations for at least the next twelve months. There can be no assurances that the Company will be able to reverse its operating losses or cash flow deficiencies.

NOTE 3 - Summary of Significant Accounting Policies

Income Taxes

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest Expense” in the Statements of Operations. Penalties would be recognized as component of “General and Administrative expenses”.

The Company files income tax returns in the United States, State of Delaware, State of New York, and The City of New York.
The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of September 30, 2008 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $19,000 as of September 30, 2008, primarily relating to costs incurred during as a development stage company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize  its tax benefits; therefore, a valuation allowance of $19,000 was established for the full value of the deferred tax asset. For the year ended September 30, 2008, the valuation allowance increased by approximately $9,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007	For the Period from August 17, 2006 (Date of Inception) to September 30, 2008
Expected Statutory Rate	34.0%	34.0%	34.0%
State income tax rate, net of federal benefit	7.1%	7.1%	7.1%
City income tax rate, net of federal benefit	8.5%	8.5%	8.5%
	49.6%	49.6%	49.6%
Valuation Allowance	-49.6%	-49.6%	-49.6%
Net Actual Rate	0.0%	0.0%	0.0%

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

Recent Accounting Standards

On October, 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When Market for that Asset is not Active”, Effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently evaluating the effect that the adoption of FSP of 157-3 will have on its results of operations and financial condition, but does not expect it to have a material impact.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its results of operations and financial condition, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) , to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s calendar year beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial condition, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January  1, 2009 for the Company). Early application is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R) on its financial statements.

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

NOTE 4 – Loan Payable Stockholder

The Company received  $18,208 in loans from one of its stockholders from July 28, 2008 through September 30, 2008.  The loan is due on demand and has no stated interest rate. The Company has recorded an imputed interest rate of approximately 8.25% per annum on this loan.

NOTE 5 – Loan Payable – Other

On March 16, 2007 the Company received a $10,000 loan from an outside party. The loan is non-interest bearing and with no stated repayment date.   The Company has recorded an imputed interest rate of approximately 8.25% per annum on this loan.

NOTE 6 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

On August 20, 2008 the Company issued:
•	13,500,000 shares of common stock, at par, $0.0001 per share, totaling $1,350, to three officers and directors.
•	1,500,000 shares of common stock valued at par, $0.0001 per share, totaling $1,500, as a consideration for the resignation of the Company’s former President and sole director.
•	386,628 shares of common stock, at $0.03 per share, totaling $11,599 in private sales to unrelated individuals and entities.
•	4,000 shares of common stock at $.025 per share, totaling $1,000 in a private sale to an unrelated individual.

Note 7 – Subsequent Events

In October 2008 the Company commenced operations in Staten Island, New York using the DBA “National Mitigation Specialists”.

During October through December 2008 the Company issued 866,355 shares of common stock.

During October through December 2008 the Company received an unsecured note from an unrelated party totaling $27,000. The Company is to pay $35,000, including simple interest at the rate of 28% per annum on the unpaid balance, as follows: $12,000 on or before April 1, 2009 and $23,000 on or before April 1, 2010 and issued 540,000 shares of common stock. The stock was issued on December 23, 2008.

In October and November 2008 the Company received  loans from its Secretary totaling $4,000. The loan is due on demand and has no stated interest rate.

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

The Company's management has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our officers and employees identified material weaknesses (as defined by standards established by the Public Company Accounting Oversight Board). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented of detected on a timely basis.

The material weaknesses related to the Company are an inadequate segregation of duties within our accounting function and our difficulty in evaluating, applying, and documenting complex accounting principles, recording transactions correctly, and preparing a complete report without major errors. The Company initially failed to properly record the sale of common stock and stock based compensation. Management has decided that the risks associated with inadequate segregation of duties and its difficulty in evaluating, applying, and documenting complex accounting principles, and preparing a complete report without major errors do not justify the expenses that would need to be incurred to remedy these weakness especially since the Company currently has limited operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to and find personnel qualified to evaluating, applying, and documenting complex accounting principles, and preparing a complete report without major errors.

Internal Controls Over Financial Reporting

During the period from September 30, 2007 to September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RISK FACTORS

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses from inception, August 17, 2006, to September 30, 2008 totaling $55,009 as of. Our net losses were $29,102 and $25,542 for years ended September 30, 2007 and 2008 respectively.

WE MAY NOT SUCCEED OR BECOME PROFITABLE.

We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, product respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN .

Our independent auditors report indicates that there is substantial doubt about our ability to continue as a going concern. This may impair our ability to implement our business plan, and we may never achieve significant revenues and therefore remain a going concern.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES COULD DILUTE STOCKHOLDERS’ OWNERSHIP PERCENTAGE

We currently have approximately 16,000,000 Shares of common stock outstanding. There are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into shares of our common stock. Additional shares could be issued in the future, and the result of the issuance of additional shares would be to further dilute the percentage ownership of our common stock held by our stockholders.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no market may develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board. However, our shares may not be traded on the bulletin board or, if traded, a public market may not materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

THE BOARD OF DIRECTORS POWER TO ISSUE PREFERRED STOCK, COULD DILUTE THE OWNERSHIP OF EXISTING SHAREHOLDERS AND THIS MAY INHIBIT POTENTIAL ACQUIRES OF THE COMPANY.

Our articles of organization grant the board of directors the power to issue preferred stock with terms and conditions, including voting rights that they deem appropriate. The exercise of the discretion of the board to issue preferred stock and/or common stock could dilute the ownership rights and the voting rights of current shareholders. In addition, this power could be used by the Board to inhibit potential acquisitions by a third party.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK.

Our common stock currently is not publicly traded. However, a trading market for the shares may develop in the future. If a public market does develop the public market will establish trading prices for our common stock. An active public market for our common stock may not develop or be sustained.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholder may lose some or all of their investment in our shares.
An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

ITEM 8B.  OTHER INFORMATION .

None.

ITEM 9.  DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS .

The following persons shall serve in the following capacities for one year or until their respective successors are elected and qualified:

Name	Age	Position
Ralph Porretti	60	CEO and Director
Jim McAlinden	59	President, CFO and Director
Peter NG	31	Secretary, VP and Director

Ralph Porretti, CEO

Ralph Porretti has extensive multi-industry credentials at the senior management level in the mortgage, telecom, and real estate fields in both line management and consulting capacities. Prior to starting NMM, key management positions included:

•	Consultant to Manhattan Mitigation, Inc
•	Managing Partner at Verde Funding Corporation and President of its Real Estate Division.
•	President and CEO of Best Telecom Installations, Inc. The Company specialized in the installation of payphone systems and counted the City of New York and AT&T as its clients.
•
Founder and President of RD&J Communications, a switch based long distance carrier service with over 250 employees and gross sales of $30 million. The Company was sold in 1995 to Davel Communications, the largest payphone provider in the U.S.

Ralph is a bottom line manager with marketing, sales and interpersonal skills and a successful track record in managing startups and promoting innovation.

He is a graduate of the International Data Processing Institute, holds an Associate Brokers License, and is a Member of the Staten Island Board of Realtors.

Jim McAlinden, President & Chief Financial Officer

Background – Jim is an accounting and finance leader with a proven start-up and turn -around record. His focus has been developing and implementing growth and cost reduction programs that improve profitability and leverage asset portfolios to maximize competitive advantage. Over the last 15 years he has held senior positions e.g. President and/or Chief Financial Officer with three different OTC NASDAQ Firms. Jim has a Bachelors Degree in Accounting from Sir George Williams (Concordia) University.

McAlinden and Porretti worked hand and hand (during the 1980’s and 1990’s) in owning and operating one of the fastest growing privately held communication companies in the United States. This team has worked in many capacities through the years on various projects. Their combined experience and mutual respect gives them a significant advantage in managing the startup and expanding operations of NMM.

Peter NG, Secretary and Vice President Operations

Background - Peter has worked in a senior management position for a successful major mortgage mitigation firm during the last (2007-2008) year. He was in charge of the complete daily operations for this start up firm from hiring a new operational staff to training and the structuring of the staff’s daily activities. Peter’s previous experience is in the mortgage financing industry. Porretti and NG have worked together in the financial industry over the last 7 years. Prior to his work with Porretti, he was a supervisor for two of the outlets of the Kahala Corporation, one of the fastest growing quick service restaurant franchises in North America. Over a two-year period, Peter was able to increase his bottom line by over 500%.

ITEM 10.    EXECUTIVE COMPENSATION

During the Year ended September 30, 2008 no compensation was paid to any Officers or Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended September 30, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because our stock is not trading and we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

 Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

There are no options, unvested stock and equity incentive plans in effect or outstanding for our Executive Officers for the year ended September 30, 2008.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ..

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30. 2008 by: (i) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all Shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
Ralph Porretti	4,500,000	27.5%
Jim McAlinden	4,500,000	27.5%
Peter Ng)	4,500,000	27.5%
Mary Passalaqua	2,500,000	15.3%
All Officers and Directors as a Group (3 persons)	13,500,000	82.4%

(1)	Based on 16,390,628 shares of common stock outstanding as of September 30, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None ..

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-B. Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006

By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 27, 2008 and incorporated herein by this reference.

(b) Reports on Form 8-K.

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES .

Audit Fees

The aggregate fees billed by Marcum & Kliegman, LLP for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $15,000 for the fiscal year ended September 30, 2008.

Audit-Related Fees

The aggregate fees billed by Marcum & Kliegman, LLPC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended September 30, 2008.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2008.

All Other Fees

The aggregate fees billed by Marcum & Kliegman, LLP for other products and services were $0 for the fiscal year ending September 30, 2008.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.