Form 10-Q
period 2008-12-31
Tia IV, Inc
filed 2009-02-20
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER PERIOD ENDED December 31, 2008

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-52288

TIA IV, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	51-0597955
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

482 Manor Road
Staten Island, NY 10314
(Address of principal executive offices)

(718) 442-6272
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of         .      “accelerated filer” in Rule 12b-2 of the Exchange Act.
        Large Accelerated Filer ☐    Accelerated Filer ☒     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of February 8, 2009 registrant had 17,362,483 shares of Common Stock outstanding..

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TIA IV, INC.
FOR THE QUARTER ENDED DECEMBER 31, 2008

		Page
PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets as December 31, 2008 (Unaudited) and September 30, 2008	3
	Condensed Statements of Operations For the three months ended December 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)	4
	Condensed Statements of Cash Flows For the three months ended December 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)	5
	Notes to Financial Statements unaudited	6

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12

	PART II – OTHER INFORMATION
Item 6	Exhibits	14

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

TIA IV, INC.
CONDENSED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH	$117	$1,093

TOTAL CURRENT ASSETS	117	1,093

OTHER ASSETS:
PROPERTY AND EQUIPMENT, NET	5,441	-
SECURITY DEPOSIT	810	-
DEFERRED FINANCING COSTS, NET	13,672	-

TOTAL OTHER ASSETS	19,923	-

TOTAL ASSETS	$20,040	$1,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$12,857	$11,298
ACCRUED INTEREST- RELATED PARTY	1,781	-
NOTE PAYABLE - RELATED PARTY	8,334	-
LOANS PAYABLE - STOCKHOLDERS	22,008	18,208
LOAN PAYABLE - OTHERS	10,000	10,000
UNEARNED REVENUES	15,100	-

TOTAL CURRENT LIABILITIES	70,080	39,506

NOTE PAYABLE - RELATED PARTY, LESS CURRENT PORTION	18,666	-

TOTAL LIABILITIES	88,746	39,506

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized -0-issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 17,256,983 shares issued and outstanding	1,725	1,639
Additional Paid in Capital	41,290	14,957
Deficit accumulated during the development stage	-	(55,009)
Accumulated deficit	(111,721)	-
TOTAL STOCKHOLDERS' DEFICIENCY	(68,706)	(38,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$20,040	$1,093

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007

MITIGATION REVENUE	$5,400	$-

MITIGATION COSTS	(12,593)	-

TOTAL COST OF REVENUE	(12,593)	-

GROSS PROFIT	(7,193)	-

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(44,782)	(8,243)
INTEREST EXPENSE	(4,737)	(300)
TOTAL EXPENSES	(49,519)	(8,543)

NET LOSS	$(56,712)	$(8,543)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC AND DILUTED	16,575,556	1,000,000

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.003)	$(0.009)

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(56,712)	$(8,543)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	49	-
Amortization of Financing Costs	2,528
Stock based compensation	5,491
Imputed Interest	428
(Increase) in Security Deposits	(810)
Increase in Accrued Expenses	1,781	7,500
Increase in Accounts Payable	1,559	396
Increase in Unearned Revenues	15,100	-

NET CASH USED IN OPERATING ACTIVITIES	(30,586)	(647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(3,990)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,990)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	2,800	-
Proceeds from Note Payable - Related Party	27,000	-
Proceeds from Loan Payable - Related Party	3,800	329

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,600	329

NET (DECREASE) IN CASH	(976)	(318)
CASH - BEGINNING OF PERIOD	1,093	21
CASH - END OF PERIOD	$117	$(297)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
ISSUE OF COMMON STOCK FOR DEBT FINANCING COST	16,200	-
ISSUE OF COMMON STOCK FOR WEB SITE DEVELOPMENT	1,500	-

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Tia IV, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.   On August 20, 2008 we entered into and consummated a Securities Purchase Agreement. Under the terms of the Purchase Agreement, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares of the Company at $.0001 per share. Our certificate of incorporation and bi-laws will continue to be those of the Company. We will be governed by the corporate law of the State of Delaware. In October 2008 the Company commenced operations in Staten Island, New York using the DBA “National Mitigation Specialists”. The Company is a financial advisory firm dedicated to assisting both homeowners and financial mortgage Institutions in preventing foreclosures, and is doing business as National Mitigation Specialists.

NOTE 2 - Going Concern Uncertainty

As of December 31, 2008, the company had cash of $117 and a working capital deficiency of $69,963, and used net cash of $30,586 in operating activity during the three months ended December 31, 2008.

As of and prior to September 30, 2008 the Company did not generate any revenues; accordingly, the Company was considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." In October 2008 the Company emerged from a development stage company by commencing operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2008 the Company has not generated positive cash flow from operations, and was until then, totally dependent upon debt and equity funding to finance operations. Although the Company believes that it will have sufficient liquidity to sustain its operations for the next twelve months based on its current revenue projections and its ability to manage costs, there is no assurance that such projections will be met and will be sufficient. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The management plans on using cash flow from operations activities to fund the Company. However management believes the Company will still be dependent upon debt and equity funding to finance operations for at least the next twelve months. There can be no assurances that the Company will be able to reverse its operating losses or cash flow deficiencies.

NOTE 3 - Summary of Significant Accounting Policies

The condensed financial statements included herein have been prepared by registrant without audit pursuant to the rules and regulation of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s report on Form 10-KSB for the year ended September 30, 2008 as filed with the Securities and Exchange Commission

TIA IV, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2008 or 2007. The Company does not have cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2008.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses resulting from the inability of it customers to make required payments. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that the Company will be paid for outstanding accounts receivable, based on customer-specific as well as general considerations. The extent that the Company’s estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, the Company may record a reversal of the provision in the period of such determinations. The Company had no accounts receivable as of December 31, 2008 or 2007 respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over the shorter of their estimated lives, ranging from 3-5 years on a straight line basis.

Revenue Recognition

Revenue consists of the payments received from clients. Revenue is recognized upon completion of a mitigation resolution.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expense was $19,872 and $0 for the three months ended December 31, 2008 and 2007 respectively.

Net Loss Per Share of Common Stock

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

The Company files income tax returns in the United States, State of Delaware, State of New York, and The City of New York.

The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of December 31, 2008 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $38,000 as of December 31, 2008, primarily relating to costs incurred during as a development stage company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize its tax benefits; therefore, a valuation allowance of $38,000 was established for the full value of the deferred tax asset. For the three months ended September 30, 2008, the valuation allowance increased by approximately $19,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 30, 2007

Expected Statutory Rate	34.0%	34.0%

State income tax rate, net of federal benefit	7.1%	7.1%

City income tax rate, net of federal benefit	8.5%	8.5%

	49.6%	49.6%

Valuation Allowance	-49.6%	-49.6%

Net Actual Rate	0.0%	0.0%

Recent Accounting Pronouncements

In June 2008 the FASB issued EITF 07-5, “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ”. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “ Accounting For Derivative Instruments and Hedging Activities ” and/or EITF 00-19, “ Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ”. EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of EITF 07-05 to have a material impact on its consolidated financial position or results of operations.

TIA IV, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Fixed Assets

Fixed Assets consist of the following as of December 31, 2008:

Machinery and Equipment	$3,990
Web Page	1,500
Less: accumulated deprecation and amortization	(49)
$5,441

Note 5 – Accounts Payable

Included in the accounts payable at December 31, 2008 is $1164 payable to the Company’s Secretary for expenses that he paid for personally on behalf of the Company. The expenses were reimbursed in January, 2009.

Note 6 – Loan Payable Stockholders

The Company received  $18,208 in loans from one of its stockholders from July 28, 2008 through September 30, 2008.  The loan is due on demand and has no stated interest rate. The Company has recorded an imputed interest rate of approximately 8.25% per annum on this loan.

In October and November 2008 the Company received loans from its Secretary totaling $3,800. The loan is due on demand and has no stated interest rate. The Company has recorded an imputed interest rate of approximately 8.25% per annum on this loan.

Note 7 – Note Payable – Related Party / Deferred Financing Costs, Net

On October 6, 2008, the Company executed an unsecured note from the spouse of the secretary totaling $27,000. The Company is to pay $35,000, including simple interest at the rate of 28% per annum on the unpaid balance, as follows: $12,000 on or before April 1, 2009 and $23,000 on or before April 1, 2010 and issued 540,000 shares of common stock. The stock was issued on December 23, 2008 at $0.03 per share, and recorded as a deferred financing cost in the amount of $16,200.  A summary of the deferred financing costs as of December 31, 2008 and accumulated amortization is as follows:

Value allocated to deferred financing cost	$16,200
Less: accumulated amortization	(2,528)
Deferred Financing Costs, Net	$13,672

These deferred financing costs are being amortized over the term of the note. Amortization expense with respect to deferred financing costs amounted to $2,528, for the three months ended December 31, 2008, and is included as a component of interest expenses in the accompanying statement of operations.

NOTE 8 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During the three months ended December 31, 2008, the Company sold 93,330 shares of common stock at $0.03 per share totaling $2800.

During the three months ended December 31, 2008, the Company issued the following shares of common stock valued at $0.03 per share as this price was more readily determinable than the value of the services:

•	71,025 shares for services to help set up new office for a total of $2131

•	50,000 shares for web site development for a total of $1500

•	100,000 shares for assistance with business plan and marketing for a total of $3000

•	10,000 shares for consultation on phone system for office for a total of $300

•	2,000 shares in exchange for a non disclosure agreement for a total of $60

Subsequent to December 31, 2008, the company issued 105,500 shares of common stock for services.

ITEM 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

National Mitigation Services (“NMS”) opened their doors in October 2008 with our first office in Staten Island, NY. NMS is a provider of mitigation services to home and property owners in the process of losing their homes and properties due to foreclosure proceedings initiated by banks, insurance companies, credit unions local governments and other financial institutions. We market our services through different types of media which include but are not limited to television commercials, billboards, direct mailings, and print. Our clients contact us via phone or office visit. Our staff takes the client’s application and validates the potential success of the mitigation. Understanding the different procedures and financial institution practices NMS negotiates a settlement that is within the client’s financial means and is also satisfactory to the financial institutions

Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of the words such as “may”, “will”, ”should”, “could”, “expects”, “plans”, “intends” “anticipates”, believes”, ‘estimates”, “predicts”, “potential”, or “continue” or the negative or other variations of these words, or other comparable words or phrases. These statements include, but are not limited to, statements regarding our ability to complete our business objectives. These risks and uncertainties, but are not limited to:

•	Our potential inability to obtain additional financing

•	Our public securities’ limited liquidity and trading

•	Our ongoing financial performance

•	Our success in retaining or recruiting, or changes required in, our officers or directors.

Unless otherwise required by applicable law, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons shy actual results could differ from those projected in the forward-looking statements. These risk factors are further described in our annual report Form 10-KSB for the fiscal year ended September 30, 2008.

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

Revenue Recognition Policies

 The Company will derive its primary revenue from performing client services. Which include mortgage mitigation and unsecured debt mitigation sources. Revenue is recognized upon completion of a mitigation resolution.

Comparison of Results of Operations for the Three Months Ended December 31, 2008 and 2007

Revenues

 Revenues for the three months ended December 31, 2008 were $5400 compared to $0 revenues for the same period in 2007.  Revenues increased due to the fact that the Company started operating in the three months ended December 31, 2008. Cost of revenues is higher than revenues due to the fact that expenses were incurred for several jobs which were in process at December 31. The Company does not recognize revenues until there is a completion of a mitigation resolution

Operating Expenses

Selling, General and Administrative expenses increased for the three months ended December 31, 2008 by $36,539 when compared to the three months ended December 31, 2007. This increase in our overall selling, general and administrative expenses was primarily due to office expenses, advertising expenses, contracting expenses and consulting fees that were incurred after the company emerged from the development stage status.

 Net Loss from Operations

We incurred a net loss of $56,712 for the three months ended December 31, 2008 as compared to a net loss of $8,543 for the three months ended December 31, 2007. This increase was due to an increase in costs primarily relating to selling, general and administrative expenses for the three months ended December 31, 2008.

 If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses from inception, August 17, 2006, to December 31, 2008 totaling $99,617. Our net losses were $8,543 and $56,712 for the three months ended December 31, 2007 and 2008 respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in housing foreclosures and government regulation. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive. We face competition from the larger and more established companies.

We face competition from the larger and more established companies, as well as the many smaller companies throughout the country.

Item 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this    report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Exhibits

Exhibit No.	Description
3	Certificate of Incorporation*
3.1	By-laws*
4.1	Form of Common Stock Certificate*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously submitted and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA IV, INC.

Date: February 20, 2009	/s/ Ralph Porretti

Name: Ralph Porretti Title: Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA IV, INC.

Date: February 20, 2009	/s/ Jim McAlinden

Name: Jim McAlinden Title: President, Chief Financial Officer and Director