Form 10-Q
period 2009-03-31
Tia IV, Inc
filed 2009-10-13
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTER PERIOD ENDED March 31, 2009

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-52288

TIA IV, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	76-0836770
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

482 Manor Road
Staten Island, NY 10314
 (Address of principal executive offices)

(718) 442-6272
(Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

: As of April 29, 2009 registrant had 17,392,483 shares of Common Stock, outstanding,

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	31-Mar-09	30-Sep-08
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH	$895	$1,093
ACCOUNTS RECEIVABLE	5,166	-

TOTAL CURRENT ASSETS	6,061	1,093

OTHER ASSETS:
PROPERTY AND EQUIPMENT, NET	4,931	-
SECURITY DEPOSIT	810	-
DEFERRED FINANCING COSTS, NET	10,972	-

TOTAL OTHER ASSETS	16,713	-

TOTAL ASSETS	$22,774	$1,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$22,084	$11,298
ACCRUED INTEREST- RELATED PARTY	3,666	-
NOTE PAYABLE - RELATED PARTY	8,000	-
LOANS PAYABLE – STOCKHOLDERS	18,208	18,208
LOAN PAYABLE – OTHERS	10,000	10,000
UNEARNED REVENUES	99,947	-

TOTAL CURRENT LIABILITIES	161,905	39,506

NOTE PAYABLE - RELATED PARTY, LESS CURRENT PORTION	15,000	-

TOTAL LIABILITIES	176,905	39,506

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized -0-issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 17,392,483 shares issued and outstanding	1,861	1,639
Additional Paid in Capital	45,667	14,957
Deficit accumulated during the development stage	-	(55,009)
Accumulated deficit	(201,659)	-
TOTAL STOCKHOLDERS' DEFICIENCY	(154,131)	(38,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$22,774	$1,093

The accompanying notes are an integral part of these Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008

MITIGATION REVENUE	$18,333	$-	$23,733	$-
DEBT NEGOTIATION REVENUE	550		550
TOTAL REVENUES	18,883	-	24,283	-

MITIGATION COSTS	(45,041)	-	(57,634)	-

TOTAL COST OF REVENUE	(45,041)	-	(57,634)	-

GROSS PROFIT	(26,158)	-	(33,351)	-

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(58,748)	(4,528)	(103,530)	(12,771)
INTEREST EXPENSE	(5,032)	(396)	(9,769)	(696)
TOTAL EXPENSES	(63,780)	(4,924)	(113,299)	(13,467)

NET LOSS	$(89,938)	$(4,924)	$(146,650)	$(13,467)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC AND DILUTED	17,340,339	1,000,000	16,575,556	1,000,000

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(146,650)	$(13,467)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	559	-
Amortization of Financing Costs	5,228	-
Stock based compensation	9,107	-
Imputed Interest	876	696
(Increase) in Accounts Receivable	(5,166)	-
(Increase) in Security Deposits	(810)	-
Increase in Accrued Expenses	3,666	-
Increase in Accounts Payable	10,786	7,740
Increase in Unearned Revenues	99,947	-

NET CASH USED IN OPERATING ACTIVITIES	(22,457)	(5,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(3,990)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,990)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,249	-
Proceeds from Note Payable - Related Party	27,000	-
Repayment of Note Payable - Related Party	(4,000)
Proceeds from Loan Payable - Related Party	3,800	5,087
Repayment of Loan Payable - Related Party	(3,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,249	5,087

NET (DECREASE) IN CASH	(198)	56
CASH - BEGINNING OF PERIOD	1,093	21
CASH - END OF PERIOD	$895	$77

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
ISSUE OF COMMON STOCK FOR DEBT FINANCING COST	16,200	-
ISSUE OF COMMON STOCK FOR WEB SITE DEVELOPMENT	1,500	-

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Tia IV, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.   On August 20, 2008 we entered into and consummated a Securities Purchase Agreement. Under the terms of the Purchase Agreement, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares of the Company at $.0001 per share Our certificate of incorporation and bylaws will continue to be those of the Company. We will be governed by the corporate law of the State of Delaware. In October 2008 the Company commenced operations in Staten Island, New York using the DBA “National Mitigation Specialists”. The Company is a financial advisory firm dedicated to assisting both homeowners and financial mortgage Institutions in preventing foreclosures, and is doing business as National Mitigation Specialists.

NOTE 2 Going Concern

As of and prior to September 30, 2008 the Company did not generate any revenues; accordingly, the Company was considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." In October 2008 the Company emerged from a development stage company by commencing operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2009 the Company has not generated positive cash flow from operations, and was until then, totally dependent upon debt and equity funding to finance operations. Although the Company believes that it will have sufficient liquidity to sustain its operations for the next twelve months based on its current revenue projections and its ability to manage costs, there is no assurance that such projections will be met and will be sufficient. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

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

The Company files income tax returns in the United States, State of Delaware, State of New York, and The City of New York.

The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of March 31, 2009 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $34,000 as of March 31, 2009, primarily relating to costs incurred during as a development stage company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize  its tax benefits; therefore, a valuation allowance of $34,000 was established for the full value of the deferred tax asset. For the year ended September 30, 2008, the valuation allowance increased by approximately $15,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected Statutory Rate	34.0%	34.0%
State income tax rate, net of federal benefit	7.1%	7.1%
City income tax rate, net of federal benefit	8.5%	8.5%
	49.6%	49.6%
Valuation Allowance	-49.6%	-49.6%
Net Actual Rate	0.0%	0.0%

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

TIA IV, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

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

NOTE 4 – Related Party

In October and November 2008 the Company received loans from its Secretary totaling $4,000. The loan is due on demand and has no stated interest rate. These loans were repaid in March 2009.

NOTE 5 – Note Payable

During October through December 2008 the Company received an unsecured note from an unrelated party totaling $27,000. The Company is to pay $35,000, including simple interest at the rate of 28% per annum on the unpaid balance, as follows: $12,000 on or before April 1, 2009, $4000 of which was paid in March, 2009, with the remaining $8000 paid in April, 2009, and $23,000 on or before April 1, 2010 and issued 540,000 shares of common stock. The stock was issued on December 23, 2008.

NOTE 6 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During January 2009, the Company issued 105,500 shares of common stock at $0.03 per share totaling $3165 for services rendered.

During March 2009, the Company issued 30,000 shares of common stock at $0.03 per share totaling $900 for services rendered.

Organization and Basis of Presentation

We are currently a provider of debt mitigation services. The Company will receive revenues from the collection of consulting fees paid by the clients for mortgage and unsecured debt mitigation.

Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of the words such as “may”, “will”, ”should”, “could”, “expects”, “plans”, “intends” “anticipates”, believes”, ‘estimates”, “predicts”, “potential”, or “continue” or the negative or other variations of these words. Or other comparable words or phrases. These statements include, but are not limited to, statements regarding our ability to complete our business objectives. These risks and uncertainties, but are not limited to:

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

Revenue Recognition Policies

The Company will derive its primary revenue from performing client services. Which include mortgage mitigation and unsecured debt mitigation sources. Revenue is recognized at the time the services to the client have been completed. Until the services are completed, any funds received are held as Unrecognized Revenues.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

 Revenues

 Revenues for the three months ended March 31, 2009 were $18,883 compared to $0 revenues for the same period in 2008.

Operating Expenses

 General and Administrative expenses increased for the three months ended March 31, 2009 by $54,220 when compared to the three months ended March 31, 2008. This increase in our overall general and administrative expenses was primarily due to office expenses, advertising expenses, contracting expenses and consulting fees

Net Loss from Operations

We incurred a net loss of $89,938 for the three months ended March 31, 2009 as compared to a net loss of $4924 for the three months ended March 31, 2008. This increase was due to an increase in costs .primarily relating to general and administrative expenses for the three months ended March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

None.

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses from inception, August 17, 2006, to March 31, 2009 totaling $201,659. Our net losses were $89,938 and $4924 for the three months ended March 31, 2009 and 2008 respectively.

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

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, product response to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

POSSIBLE ISSUANCE OF ADDITIONAL SHARES COULD DILUTE STOCKHOLDERS’ OWNERSHIP PERCENTAGE

We currently have 17,392,483 Shares of common stock outstanding. There are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into shares of our common stock. Additional shares could be issued in the future, and the result of the issuance of additional shares would be to further dilute the percentage ownership of our common stock held by our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits required by Item 601 of Regulation S-B are attached.

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

Date: October 12, 2009
/s/ Ralph Porretti
Name: Ralph Porretti
Title: Chief Executive Officer and Director
)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA IV, INC.

Date: October 12, 2009

/s/ Jim McAlinden
Name: Jim McAlinden
Title: President, Chief Financial Officer and Director

)