Form 10-Q
period 2009-06-30
Tia IV, Inc
filed 2009-11-12
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

TIA IV, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	0-52288	76-0836770
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

TIA IV, INC. 482 Manor Road Staten Island, New York 10314
(Address of principal executive offices)

718-442-6272
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No ☒ this 10-Q makes us current This 10Q makes us current.TH

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if an, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer☐ Accelerated Filer☐ Non-Accelerated Filer☐Smaller Reporting Company  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 157,686,483 shares of Common Stock, as of November 10, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes  No ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

TIA IV, INC.
FOR THE QUARTER ENDED June 30, 2009

		Page
	PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
	Balance Sheets as June 30, 2009 (Unaudited) and September 30, 2008	3
	Condensed Statements of Operations for the Nine Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited) the Nine Months Ended June 30, 2009 (unaudited) and June 30, 2008(unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item1a	Risk Factors	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

	SIGNATURES	18

ITEM I:  FINANCIAL INFORMATION

TIA IV, INC.
CONDENSED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
CASH	$6,023	$1,093
ACCOUNTS RECEIVABLE	1,650	-
PREPAID EXPENSES	67,309	-

TOTAL CURRENT ASSETS	74,982	1,093
OTHER ASSETS:
PROPERTY AND EQUIPMENT, NET	4,606	-
SECURITY DEPOSIT	3,610	-
DEFERRED FINANCING COSTS, NET	8,272	-

TOTAL OTHER ASSETS	16,488	-

TOTAL ASSETS	$91,470	$1,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$18,641	$11,298
ACCRUED INTEREST- RELATED PARTY	4,713	-
NOTE PAYABLE - RELATED PARTY	13,000	-
LOANS PAYABLE - STOCKHOLDERS	18,208	18,208
LOAN PAYABLE - OTHERS	10,000	10,000
UNEARNED REVENUES	171,309	-

TOTAL CURRENT LIABILITIES	235,871	39,506

NOTE PAYABLE - RELATED PARTY, LESS CURRENT PORTION	-	-

TOTAL LIABILITIES	235,871	39,506

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized -0- shares issued or outstanding	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 17,422,483 shares issued and outstanding at June 30, 2009 and 16,390,628 shares issued and outstanding as of September 30, 2008	1,742	1,639
Additional Paid in Capital	49,160	14,957
Accumulated deficit	(195,303)	(55,009)
TOTAL STOCKHOLDERS' DEFICIENCY	(144,401)	(38,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$91,470	$1,093

The accompanying notes are an integral part of these Financial Statements

TIA IV, Inc CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008

MITIGATION REVENUE	$37,610	$-	$61,343	$-
DEBT NEGOTIATION REVENUE	7,204		7.754
TOTAL REVENUES	44,814	-	69,097	-

MITIGATION COSTS	(15,244)	-	(35,170)	-

GROSS PROFIT	29,570	-	33,927	-

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	56,799	869	160,329	13,639
INTEREST EXPENSE	4,122	396	13,891	1,092
TOTAL EXPENSES	60,921	1,265	174,220	14,731

NET LOSS	$(31,351)	$(1,265)	$(140,293)	$(14,731)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	17,422,483	1,000,000	17,422,483	1,000,000

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(140,293)	$(14,731)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	884	-
Amortization of Financing Costs	7,928	-
Stock based compensation	11,620	-
Imputed Interest	1,250	1,092
Changes in Operating Assets and Liabilities
Accounts Receivable	(1,650)	-
Prepaid Expenses	(67,309)
Security Deposits	(3,610)	-
Accrued Expenses	4,713	-
Accounts Payable	7,343	8,608
Unearned Revenues	171,309	-

Total Adjustments	132,478	9,700

NET CASH USED IN OPERATING ACTIVITIES	(7,815)	(5,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(3,990)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,990)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,735	-
Proceeds from Note Payable - Related Party	27,000	-
Repayment of Note Payable - Related Party	(14,000)
Proceeds from Loan Payable - Related Party	3,800	5,087
Repayment of Loan Payable - Related Party	(3,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,735	5,087

NET (DECREASE) INCREASE IN CASH	4,930	56
CASH - BEGINNING OF PERIOD	1,093	21
CASH - END OF PERIOD	$6,023	$77

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2009 the Company has not generated positive cash flow from operations, and was until then, totally dependent upon debt and equity funding to finance operations. Although the Company believes that it will have sufficient liquidity to sustain its operations for the next twelve months based on its current revenue projections and its ability to manage costs, there is no assurance that such projections will be met and will be sufficient. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company files income tax returns in the United States, State of Delaware, State of New York, and The City of New York.

The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of June 30, 2009 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $48,000 as of June 30, 2009, primarily relating to costs incurred during as a development stage company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize  its tax benefits; therefore, a valuation allowance of $48,000 was established for the full value of the deferred tax asset. For the quarter ended June 30, 2009, the valuation allowance increased by approximately $14,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Expected Statutory Rate	34.0%	34.0%

State income tax rate, net of federal benefit	7.1%	7.1%

City income tax rate, net of federal benefit	8.5%	8.5%

	49.6%	49.6%

Valuation Allowance	-49.6%	-49.6%

Net Actual Rate	0.0%	0.0%

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

Recent Accounting Standards

On October, 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When Market for that Asset is not “Active”, Effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently evaluating the effect that the adoption of FSP of 157-3 will have on its results of operations and financial condition, but does not expect it to have a material impact.

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

Common Stock

During April 2009, the Company issued 30,000 shares of common stock at $0.10 per share totaling $3,000 for services rendered.

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

Comparison of Results of Operations for the Nine Months Ended June 30, 2009 and 2008

 Revenues

 Revenues for the three months ended June30, 2009 were $37,610 compared to $0 revenues for the same period in 2008.

Operating Expenses

 General and Administrative expenses increased for the three months ended June 30, 2009 by $59,356 when compared to the three months ended June 30, 2008. This increase in our overall general and administrative expenses was primarily due to office expenses, advertising expenses, contracting expenses, consulting fees and interest expense

Net Loss from Operations

We incurred a net loss of $31,351 for the three months ended June 30, 2009 as compared to a net loss of $1,265 for the three months ended June 30, 2008. This increase was due to an increase in costs .primarily relating to general and administrative expenses for the three months ended June 30, 2009.

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
.

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

None.

ITEM 1A.  RISK FACTORS

None.

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses from inception, August 17, 2006 to June 30, 2009 totaling $195,303. Our net losses were $140,293 and $14,731 for the nine months ended June 30, 2009 and 2008 respectively.

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

POSSIBLE ISSUANCE OF ADDITIONAL SHARES COULD DILUTE STOCKHOLDERS’ OWNERSHIP PERCENTAGE

We currently have 17,422,483 Shares of common stock outstanding. There are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into shares of our common stock. Additional shares could be issued in the future, and the result of the issuance of additional shares would be to further dilute the percentage ownership of our common stock held by our stockholders.

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