Form 10-K
period 2009-09-30
Tia IV, Inc
filed 2010-01-06
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52288

TIA IV, INC.
Name of Small Business Issuer in its Charter

Delaware	76-0836770
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1761 Victory Blvd.,	10314
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:     (718) 442-6272
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Tia IV, Inc. (consisting solely of 21,636,483 shares of common stock, $0.0001 par value) was approximately $2,164 based on the par value of such common stock ($000.1) as of September 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At December 31, 2009 there were 165,186,483 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None, except for the following (i) 8K/A filed on October 27, 2009 as relates to Securities Purchase Agreement; (ii) 8K/A filed on October 16, 2009 as relates to Change of Certifying Accountant; and (iii) 8K/A filed December 22, 2009 as relates to Unregistered Sales of Equity Securities.

Table of Contents

PART I

Forward-Looking Statements

This annual report on Form 10-K, any press releases and any information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 7 of this annual report on Form 10-K, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including, without limitation, the “Risk Factors” beginning on page 5 of this annual report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this report.

ITEM 1.           BUSINESS

Tia IV, Inc. (the "Company", “We, “Our”, "Registrant”, or  “National Mitigation Specialists" or “NMS”) was incorporated in the State of Delaware on August 17, 2006. From inception to August 2008, the Company had been engaged in organizational efforts and obtaining initial financing. On August 20, 2008 we entered into and consummated a Securities Purchase Agreement (“SPA”). Under the terms of the Purchase Agreement, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares of the Company at $.0001 per share. Mr. Porretti is the Company’s current Chief Executive Officer and Director; Mr. McAlinden is the Company’s current President, Chief Financial Officer, and Director; Mr. NG is the Company’s current Secretary, Vice President and Director.  Mrs. Mary Passalaqua, our sole officer, director and shareholder before consummation of the SPA submitted her resignation letter that became effective after the consummation of the SPA.  The current officers and directors are those persons indicted in Item 10 hereof.  Our certificate of incorporation and by-laws continues to be those of the Company. We are governed by the corporate law of the State of Delaware. The Company began operating as d/b/a National Mitigation Specialists.

GENERAL OVERVIEW

National Mitigation Specialists is a financial advisory firm dedicated to assisting both homeowners and financial mortgage institutions in the prevention of property foreclosures.

Mission

The Company hopes to achieve this goal by marketing the first integrated debt mitigation package that provides, under the umbrella of the National Mitigation Specialists brand name, both mortgage and unsecured debt (credit cards and credit lines) modification services. This stands in contrast to the current industry practice of focusing solely on mortgage mitigation, which fails to address the homeowner’s total financial burden and offers the lending institutions only a partial assessment of the risks involved.

Target

The Company currently pursues a geographic rollout strategy focusing initially on the Eastern region of the US, i.e., New York, Boston, Washington, D.C. and Florida and then expanding into the balance of the top foreclosure markets. Key targets will be cities and counties with the highest foreclosure and unemployment rates.

Method of Operation

a.	Strategic Alliances with Mortgage Institutions:
To reinforce its marketing/distribution efforts and strengthen its brand awareness and authority image, NMS has developed relationships with the Mitigation and Underwriting Departments of key Financial Lending Institutions in the mortgage field.

b.	Businesss/Revenue Model:
NMS intends to and has been generating its revenues directly from clients seeking loan modification services.  The price is $2,750 per modification program.  Once an analysis is completed of the client’s financial condition, NMS renegotiates loan amounts and new payment schedules with the effected mortgage lenders and/or credit card companies.  The sales core of the NMS business model will be a 100 seat national call center.  Its location will be selected on an opportunistic basis with maintenance of a low overhead a key decision factor.

c.	Home Owners in Foreclosure - Summary Plan of Action;
i.	NMS consultants contact client, review financials and prepare modification program
ii.	Call center fields queries and refers them to NMS consultants; and
iii.	NMS consultants contact mortgage lenders and credit card companies to renegotiate debt and monthly payments.

d.	The Mortgage Modification Process

1.
Initial Consultation – The Call Center fields inquiries and alerts the Company.  A NMS Consultant calls the prospect at no cost and obtains basic details of the foreclosure situation to determine if its modification services are applicable and whether the prospect wants to make use of them.

2.
Post Assessment & Evaluation –The Prospect hires NMS and a determination is made as to the best approach to take to resolve his/her financial problems.  Part of this determination is the evaluation of a hardship letter prepared by the Client explaining the cause of his/her financial difficulties.  This is supported by a detailed analysis of the Client’s situation including a rundown of his/her expenses and income.

3.
Lender Notification – At this stage of the process the Client’s lender is contacted.  Once the lender accepts NMS as an intermediary, the NMS Consultant begins to work directly with the lender to get the debt relief that is needed to avoid foreclosure.

4.	Documentation Preparation – NMS puts together a total financial profile of the Client for submission to the lender.

5.	Proposal Submission – At this state NMS submits the Client’s financial profile to the lender for review and consideration.

6.
Negotiations – Here NMS negotiates with the lender to find the best possible financial payment plan to avoid a foreclosure.  The Client is kept totally in the loop during this process to insure that the final terms of the negotiations are acceptable.  The lending institution should welcome the professional approach that NMS takes at this point in the modification process and normally accepts the deal as suggested or modified.  This allows for the property owner to maintain his/her payments current and keeps the bank’s liquidity flowing.

7.	Resolution – NMS presents the Client with the agreed upon solution and necessary documents from the lender to sign.

Reporting Company/Restricted Stock Issuance

We are a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (“ Exchange Act”) and we are current in our reporting under the Exchange Act.

Each of our shares issued in the SPA is restricted stock, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933, as amended (the“ Securities Act ”) or an available exemption therefrom. No registration statement covering these securities has been filed with the Securities and Exchange Commission (the “ SEC ”) or with any state securities commission.  See also Form 8K/A filed December 22, 2009.

Competition

Competition in our industry is intense and most of our competitors have greater financial and other resources than do we. Competition will come from a wide variety of debt mitigation firms many of which have more employees, finances and other resources and greater name recognition that we do.

Additionally due to the current financial situation in the U.S. regarding both mortgage defaults and credit card defaults numerous companies have been offering their services to persons in default through constant and enumerable radio broadcasts.

Intellectual Property

There are no patents or trademarks.

Employees

In addition to the Company’s three officers and directors, the Company retains the services of fourteen additional employees. Nine employees are sales consultants and five are mortgage and debt negotiators.

Advertising

We spent $61,334 for the fiscal year ended September 30, 2009 on TV, mailing lists and newspaper advertising.

Revenue, Clientele and Manner of Payment

Revenues for fiscal year ended September 30, 2009 amounted to $159,013 of which $146,738 related to mitigation services while $12,270 related to debt negotiation.  During such fiscal year, we had approximately seventy resolution s with lenders on behalf of our clients.The majority of resolutions received were on behalf  of  customers located in New York and New Jersey.  Payments by such customers to us were made by check, post dated check and credit cards.

Website

Further information regarding our current and proposed activities may be found on our website: www.nmspecialists.com which provides information relating to our Company, its integrated debt modification programs and debt negotiation and what we believe to be customer benefits.

ITEM 1A.       RISK FACTORS

1.	Unless We Can Reverse Our History Of Losses, We May Have To Discontinue Operations.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses from inception, August 17, 2006, to September 30, 2008 totaling $55,009. As of September 30, 2009 we had an accumulated deficit of ($433,180). Our net losses were, $25,542 and $378,171 for years ended September 30, 2008 and 2009 respectively.

2.	We May Not Succeed Or Become Profitable.

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

3.	We May Need Additional Capital Financing In The Future.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, product responses to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

4.	Because Our Officers And Directors Are Indemnified Against Certain Losses, We May Be Exposed To Costs Associated With Litigation.

If our directors or officers become exposed to liabilities and invokes their indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

5.	The Report Of Our Independent Auditors Indicates Uncertainty Concerning Our Ability To Continue As A Going Concern.

Our independent auditors report indicates that there is substantial doubt about our ability to continue as a going concern. This may impair our ability to implement our business plan, and we may never achieve significant revenues and therefore remain a going concern.

6.	Possible Issuance Of Additional Shares Could Dilute Stockholders’ Ownership Percentage

We currently have 165,186,483 Shares of common stock outstanding. There are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into shares of our common stock. Additional shares could be issued in the future, and the result of the issuance of additional shares would be to further dilute the percentage ownership of our common stock held by our stockholders.

7.	If A Market For Our Common Stock Does Not Develop, Shareholders May Be Unable To Sell Their Shares.

There is currently no market for our common stock and no market may develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board maintained by FINRA. However, our shares may not be traded on the bulletin board or, if traded, a public market may not materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

8.	The Board Of Directors Power To Issue Preferred Stock, Could Dilute The Ownership Of Existing Shareholders And This May Inhibit Potential Acquiror Of The Company.

Our articles of incorporation grant the board of directors the power to issue preferred stock with terms and conditions, including voting rights that they deem appropriate. The exercise of the discretion of the board to issue preferred stock and/or common stock could dilute the ownership rights and the voting rights of current shareholders. In addition, this power could be used by the Board to inhibit potential acquisitions by a third party.

9.	There Is No Public Market For Our Common Stock.

Our common stock currently is not publicly traded. However, a trading market for the shares may develop in the future. If a public market does develop the public market will establish trading prices for our common stock. An active public market for our common stock may not develop or be sustained.

10.	We Do Not Intend To Pay Dividends On Our Common Stock.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

The Company rents approximately 1,800 sq. ft. of office space at 1171 Victory Blvd., Staten Island, NY 10314. The lease is a three year non-renewable lease which commenced July 1, 2009 and terminates May 31, 2012 with payments as follows: July 1, 2009 to May 31, 2010: $2,800 per month: July 1, 2010 to May 31, 2011: $2,884 per month and July 1, 2011 to May 31, 2012: $2,971 per month. We do not own any real property. We are also required to carry $1,000,000 General Public Liability Insurance.

ITEM 3.          LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended September 30, 2009, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this annual report on Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is not trading on any public trading market or stock exchange

As of the fiscal year ended September 30, 2009 we had approximately 177 shareholders of record (excluding the number of persons or entities holding shares of our common stock in nominee or street name through one or more brokerage firms).

Dividends

We have neither declared nor paid any cash dividends on our shares of common stock and do not anticipate declaring or paying any dividends in the foreseeable future. The decision to declare future dividends, if any, will depend upon our results of operations, financial condition, current and future anticipated capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors may deem relevant.
Equity Incentive Plans

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended September 30, 2009 we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended except as reported in our Form 8-KA filed December 22, 2009.

Purchases of Equity Securities

There were no repurchases of equity securities during the fiscal year ended September 30, 2009.

ITEM 6           SELECTED FINANCIAL DATA

The registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements, related notes, and other detailed information included elsewhere in this annual report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.  However our independent registered public accounting firm has added explanatory paragraphs in Note 2 of our audited financial statements for the fiscal years ended September 30, 2009 and 2008, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this annual report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Note Regarding Forward-Looking Statements.”

OVERVIEW
Results of Operations

The primary reason for the significant increase in sales, operating losses, cost of sales, selling general and administrative expenses and interest expense were all primarily if not entirely due to the fact that we were a shell until entry into Securities Purchase Agreement in August 2008 with business operations commencing shortly thereafter.  See aforesaid Form 8K/A as filed October 27, 2008.

Sales/Net Profit

The total sales for Tia IV, Inc., a Delaware corporation, for the fiscal year ended September 30, 2009, were $146,738 compared to $0 for the fiscal year ended September 30,  2008; an increase in sales of $146,738.  Operating net loss for the year ended September 30, 2009 was $378,171 or net operating loss per share $.0042, compared to a net operating loss for the fiscal year ended September 30, 2008 of $25,542, or a net operating loss per share of $.0009.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2009 was $71,697 compared to cost of sales for the fiscal year ended September 30, 2008 in the amount of $0; a increase of $71,697.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal years ended September 30, 2009 and 2008 were $448,507 and $24,035, respectively; an increase of $424,472 ..

Interest Expense

Interest expense for the fiscal years ended September 30, 2009 and 2008 were $16,980 and $1,507, respectively: an increase of $15,473.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $11,112, compared to $1,093 at September 30, 2008, an increase of $10,019.

During the fiscal year ended September 30, 2009, cash used by operating activities was $15,234, consisting primarily of the Net Loss of $378,171 offset by:

•	Non-cash charges related to Depreciation charges of $1,305, Amortization of Financing Costs $10,628, Imputed Interest costs $389 and Stock based Compensation of $49,582.

Cash used in Investment Activities during the fiscal year ended September 30, 2009 was ($9,170)

•	Purchase of Property and Equipment $9,170

Cash provided by Financing Activities during the fiscal year ended September 30, 2009 was $34,423

•	Proceeds from the sale of common stock was $21,100
•	Proceeds from Note Payable –Related Party was $27,000
•	Repayment of Note Payable-Related Party was $20,000
•	Proceeds from Loan Payable-Related Party was $8,800
•	Repayment of Loan Payable-Related Party was $3,800

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash.

Off-Balance Sheet Arrangements

As of the fiscal year ended September 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified the following accounting policies, described below, as the most critical to an understanding of our current financial condition and results of operations.

Revenue Recognition Policies

The Company will derive its primary revenue from performing client services of which primarily consist of mortgage mitigation and unsecured debt mitigation sources.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements, and an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.    FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

TIA IV, INC.

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2009 and September 30, 2008	F-2

Statements of Operations for the Years Ended September 30, 2009 and 2008 and for the 3 month periods ended September 30, 2009 and 2008	F-3

Statements of Changes in Stockholders’ Deficiency for the period from August 17, 2006 (Date of Inception) to September 30, 2009	F-4

Statements of Cash Flows for the Years Ended September 30, 2009 and 2008	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TIA IV, Inc.

I have audited the accompanying balance sheets of TIA IV, Inc. (“The Company”) as of September 30, 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended September 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.
I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIA IV, Inc. as of September 30, 2009, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.
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

Traci J. Anderson, CPA
Huntersville, NC
December 18, 2009

TIA IV, INC.
BALANCE SHEET
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Year Ended September 30, 2009	For the Year Ended September 30, 2008
ASSETS
CURRENT ASSETS:
CASH	$11,112	$1,093
ACCOUNTS RECEIVABLE	6,779	0
PREPAID EXPENSES	94,485	0
TOTAL CURRENT ASSETS	112,376	1,093

OTHER ASSETS:
PROPERTY AND EQUIPMENT, NET	7,865	0
SECURITY DEPOSIT	3,610	0
DEFERRED FINANCING COSTS, NET	5,572	0
TOTAL OTHER ASSETS	17,047	0
TOTAL ASSETS	$129,423	$1,093
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	10,750	11,298
ACCRUED EXPENSES	189,507	0
NOTE PAYABLE - RELATED PARTY	7,000	0
LOANS PAYABLE - STOCKHOLDERS	23,208	18,208
LOAN PAYABLE - OTHERS	10,000	10,000
UNEARNED REVENUES	216,948	0
TOTAL LIABILITIES	457,413	39,506

STOCKHOLDERS' DEFICIENCY
Perferred stock, $.0001 par value; 10,000,000 shares authorized -0-issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 157,686,483 and 16,390,628 shares issued and outstanding at Sept. 30, 2009 and 2008	15,767	1,639
Additional Paid in Capital	89,423	14957
Accumulated Deficit	(433,180)	(55,009)
TOTAL STOCKHOLDERS' DEFICIENCY	(327,990)	(38,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$129,423	$1,093
The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.
STATEMENT OF OPERATIONS
	Three Months Ended September 30		Year Ended September 30
	2009	2008	2009	2008
MITIGATION REVENUE	$85,395	$0	$146,738	$0
DEBT NEGOTIATION REVENUE	4,520	0	12,275	0
TOTAL REVENUES	89,915	0	159,013	0
DIRECT COSTS	(36,526)	0	(71,697)	0
GROSS PROFIT	53,389	0	87,316	0

EXPENSES:
OFFICE EXPENSES	(53,404)	0	(108,640)	0
RENT EXPENSE	(13,200)	0	(20,150)	0
ADVERTISING EXPENSE	(23,984)	0	(61,334)	0
BANK SERVICE CHARGES	(391)	0	(1,277)	0
TRAVEL & ENTERTAINMENT EXPENSES	(1,032)	0	(3,301)	0
CONSULTING EXPENSES	(2,400)	0	(9,443)	0
VEHICLE EXPENSES	0	0	(357)	0
REPAIRS AND MAINTENANCE	(8,209)	0	(10,523)	0
UTILITIES	(1,556)	0	(4,039)	0
TELEPHONE	(2,428)	0	(8,940)	0
ASSOCIATION DUES	0	0	(430)	0
MANAGEMENT FEES	(134,400)	0	(162,500)	0
ACCOUNTING FEES	(45,431)	(4,053)	(50,649)	(15,000)
LEGAL FEES	(1,320)	0	(5,619)	(3,309)
OTHER FORMATION COSTS	0	(3,034)	0	(5,726)
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	(287,757)	(7,087)	(447,202)	(24,035)
DEPRECIATION EXPENSE	(422)		(1,305)	0
TOTAL EXPENSES	(288,178)	(7,087)	(448,507)	(24,035)

NET LOSS FROM OPERATIONS	(234,789)	(7,087)	(361,191)	(24,035)
OTHER INCOME/(EXPENSE)
INTEREST EXPENSE	(3,089)	(415)	(16,980)	(1,507)
NET OTHER INCOME (EXPENSE)	(3,089)	(415)	(16,980)	(1,507)
NET LOSS	$(237,878)	$(7,502)	$(378,171)	$(25,542)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	90,562,092	2,766,138	90,562,092	2,766,138
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.0026)	$(0.0027)	$(0.0042)	$(0.0009)
The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

	Common Stock	Shares Amount	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Deficit Accumulated During Operations	Total Stockholders' Deficiency
Common Shares Issued on August 28, 2006 at $0.0001 per share	1,000,000	$100				$100

Net Loss for the Period ended September 30, 2006	-	-	-	(365)		(365)

Balance at September 30, 2006	1,000,000	100	-	(365)		(265)

Imputed Interest on loans from stockholders	-	-	932	-		932

Net Loss for the Year ended September 30, 2007	-	-	-	(29,102)		(29,102)

Balance at September 30, 2007	1,000,000	100	932	(29,467)	-	(28,435)

Common Shares Issued on August 20, 2008 at $0.0001 per share	13,500,000	1,350	-	-	-	1,350

Common Shares Issued in connection with separation agreement
on August 20, 2008 at $0.0001 per share	1,500,000	150	-	-	-	150

Common Shares Issued on August 20, 2008 at $0.03 per share	386,628	39	11,560	-	-	11,599

Common Shares Issued on August 20, 2008 at $0.25 per share	4,000	-	1,000	-	-	1,000

Imputed Interest on loans from stockholders	-	-	1,465	-	-	1,465

Net Loss for the Year ended September 30, 2008	-	-	-	(25,542)	-	(25,542)

Balance at October 1, 2008	16,390,628	$1,639	$14,957	$(55,009)	-	$(38,413)

Common Shares Sold & Issued at $0.030 per share	93,330	9	2,791	-	-	2,800

Common Shares Issued for services at $0.030 per share	183,025	18	5,473	-	-	5,491

Common Shares Issued as per note payable at $0.030 per share	540,000	54	16,146			16,200

Common Shares Issued for creation of website at $0.030 per share	50,000	5	1,495			1,500

Imputed Interest on loans from stockholders	-	-	427	-	-	427

Net loss for the quarter ended December 31, 2008	-	-	-	-	(56,712)	(56,712)

Balance December 31, 2008	17,256,983	$1,725	$41,289	$(55,009)	$(56,712)	$(68,707)

Common Shares Issued at $0.030 per share	135,500	14	4,052			4,066

Imputed Interest on loans from stockholders			448			448

Net loss for the quarter ended March 31, 2009					(52,230)	(52,230)

Balance March 31, 2009	17,392,483	1,739	45,789	(55,009)	(108,942)	(116,423)

Common Shares Issued at $0.10 per share to Bob stein	30,000	3	2,997			3,000

Imputed Interest on loans from stockholders			374			374

Net loss for the quarter ended June 30, 2009					(31,351)	(31,351)
	17,422,483	1,742	49,160	(55,009)	(140,293)	(144,400)

Common Shares Issued as Compensation	125,231,000	12,523	23,077			35,600

Common Shares Sold and Issued	15,033,000	1,503	16,797			18,300

Imputed Interest on loans from stockholders			389			389

Net loss for the quarter ended September 30, 2009					(237,878)	(237,878)
	157,686,483	15,769	89,423	(55,009)	(378,171)	(327,989)
The accompanying notes are an integral part of these financial statements.

TIA IV, INC.
STATEMENT OF CASH FLOWS
	For the Year Ended September 30, 2009	For the Year Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(378,171)	$(25,542)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	1,305	0
Amortization of Financing Costs	10,628	0
Imputed Interest Costs	1,638	1,465
Stock based compensation	48,156	150
Changes in assets and liabilities :
Increase in Accounts Receivable	(6,779)	0
Increase in Prepaid Expenses	(94,485)	0
Increase in Security Deposits	(3,610)	0
Increase (Decrease) in Accounts Payable	(548)	6,963
Increase in Accrued Expenses	189,507	0
Increase in Unearned Revenues	216,948	0

NET CASH USED IN OPERATING ACTIVITIES	(15,411)	(16,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(7,670)	0
NET CASH USED IN INVESTING ACTIVITIES	(7,670)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	21,100	13,949
Proceeds from Note Payable related party	27,000	4,087
Repayment of Note Payable - Related Party	(20,000)	0
Proceeds from Loan Payable - Related Party	8,800	0
Repayment of Loan Payable - Related Party	(3,800)	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,100	18,036

NET INCREASE (DECREASE) IN CASH	10,019	1,072
CASH AT BEGINNING	1,093	21
CASH AT END	$11,112	$1,093

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

The Company, was a "blank check" company until August 20, 2008. The Securities and Exchange Commission (“SEC”) defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management did not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concluded a business combination which occurred in August 2008.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2009,  the Company did not generated positive cash flow from operations, and was until then, totally dependent upon debt and equity funding to finance operations. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company had commenced operations in October 2008 and plans on using cash flow from operations activities to fund the Company. However management believes the Company will still be dependent upon debt and equity funding to finance operations for at least the next twelve months. There can be no assurances that the Company will be able to reverse its operating losses or cash flow deficiencies.

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

The Company files income tax returns in the United States, State of Delaware, State of New York, and The City of New York.
The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of September 30, 2009 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $148,000 as of September 30, 2009, primarily relating to costs incurred during its first year of operation. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize  its tax benefits; therefore, a valuation allowance of $148,000 was established for the full value of the deferred tax asset. For the year ended September 30, 2009, the valuation allowance increased by approximately $129,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Expected Statutory Rate	34.0%	34.0%
State income tax rate, net of federal benefit	7.1%	7.1%
City income tax rate, net of federal benefit	8.5%	8.5%
	49.6%	49.6%
Valuation Allowance	-49.6%	-49.6%
Net Actual Rate	0.0%	0.0%

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

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

NOTE 4 – Loan Payable Stockholder

The Company received $18,208 in loans from one of its stockholders from July 28, 2008 through September 30, 2009.  The loan is due on demand and has no stated interest rate. The Company has recorded an imputed interest rate of  8.25% per annum on this loan.

In October and November 2008 the Company received loans from its Secretary totaling $3,800. The loan was due on demand and has no stated interest rate, the full amount was repaid in July, 2009. The Company has recorded an imputed interest rate of  8.25% per annum on this loan.

The Company received a $5,000 loan from its Chief Executive Officer in September 2009. The loan is due on demand and has a stated interest rate of 8%. The company has recorded imputed interest at the rate of 8% per annum on this loan.

NOTE 5 – Loan Payable – Other

On March 16, 2007 the Company received a $10,000 loan from an outside party. The loan is non-interest bearing and with no stated repayment date.   The Company has not recorded imputed interest on this loan.

NOTE 6 – Note Payable – Related Party / Deferred Financing Costs, Net

On October 6, 2008, the Company executed an unsecured note from the spouse of the secretary totaling $27,000. The Company is to pay $35,000, including simple interest at the rate of 28% per annum on the unpaid balance, the balance of the note that remains outstanding as of September 30, 2009 is $7,000; the Company issued 540,000 shares of common stock as stated in the Note. The stock was issued on December 23, 2008 at $0.03 per share, and recorded as a deferred financing cost in the amount of $16,200.  A summary of the deferred financing costs as of September 30, 2009 and accumulated amortization is as follows:

NOTE 5 – Loan Payable – Other

On March 16, 2007 the Company received a $10,000 loan from an outside party. The loan is non-interest bearing and with no stated repayment date.   The Company has not recorded imputed interest on this loan.

NOTE 6 – Note Payable – Related Party / Deferred Financing Costs, Net

On October 6, 2008, the Company executed an unsecured note from the spouse of the secretary totaling $27,000. The Company is to pay $35,000, including simple interest at the rate of 28% per annum on the unpaid balance, the balance of the note that remains outstanding as of September 30, 2009 is $7,000; the Company issued 540,000 shares of common stock as stated in the Note. The stock was issued on December 23, 2008 at $0.03 per share, and recorded as a deferred financing cost in the amount of $16,200.  A summary of the deferred financing costs as of September 30, 2009 and accumulated amortization is as follows:

Value allocated to deferred financing cost	$16,200
Less: accumulated amortization	(10,628)
Deferred Financing Costs, Net	$5,572

These deferred financing costs are being amortized over the term of the note. Amortization expense with respect to deferred financing costs amounted to $10,628, for the year ended September 30, 2009, and is included as a component of interest expenses in the accompanying statement of operations.

NOTE 7 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During the Fiscal year ended September 30, 2009

•
During the quarter ended December 31, 2008, the Company issued 773,025 shares at $0.03 per share for a total of $23,191. Of those shares, 540,000 were issued in conjunction with a note payable (see Note 6) for a total of $16,200, 50,000 were issued in exchange for setup of company website for a total of $1,500, and 183,025 were issued for services rendered for a total of $5,491 There were 93,330 shares sold at $0.03 per share for a total of $2,800

•	During the quarter ended March 31, 2009, the Company issued 135,500 shares at $0.03 per share for services rendered for a total of $4,066

•	During the Quarter ended June 30, 2009, the Company issued 30,000 shares for services rendered at $0.10 per share for a total of $3,000

•
125,231,000 shares of common stock, at $0.000184 per share, totaling $23,077. 125,000,000 were issued to the three officers and directors. 231,000 shares were issued for services rendered, the total value was $35,600. There were 15,033,000 shares sold and issued at $0.0011 per share for a total of $18,300

NOTE 8 – Subsequent Events

In October 2009 the Company issued 7,500,000 shares for services rendered at $0.03 per share  for a total of $225,000.

On October 12, 2009 the Company changed its certifying accountants from Marcum LLP to Traci J. Anderson, CPA. Please refer to 8 K/A report filed on October 12, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no events or disagreements requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ended September 30, 2009.  For additional information regarding the change in our certifying accountants, reference is made to our Current Report on Form 8-K/A filed on October 12, 2009.

ITEM 9A(T)	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Ralph Porretti and Jim McAlinden our President and Principal Financial Officer, are responsible for establishing and maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

 Under the supervision and with the participation of our management, including the Chief Executive Officer and President and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.   Our annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the temporary rules set forth by the Securities and Exchange Commission that permit the Company to provide only management’s report on the annual report.

As of the end of the period covered by this report, the Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. We evaluated and assessed the effectiveness of our internal control over financial reporting as of September  30, 2009, using criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Chief Executive Officer, President and Principal Financial Officer has also concluded, based on his evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Chief Executive Officer and President and Principal Financial Officer has also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item9B.	Other Information.

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of September 30, 2009.

Name	Age	Position

Ralph Porretti	61	Director, Chief Executive Officer
James McAlinden	60	Director, President and Chief Financial Officer
Peter Ng	32	Director, Secretary and Vice President of Operations

Ralph Porretti, CEO

Ralph Porretti has extensive multi-industry credentials at the senior management level in the mortgage, telecom, and real estate fields in both line management and consulting capacities. Prior to starting NMM, key management positions included:

•	Consultant to Manhattan Mitigation, Inc. from 2/07 to 6/08

•	Managing Partner at Verde Funding Corporation and President of its Real Estate Division 2/02 to 1/07.

•	President and CEO of Best Telecom Installations, Inc. The Company specialized in the installation of payphone systems and counted the City of New York and AT&T as its clients 1/99 to 1/02

•	In 1995 Ralph joined American Telecom as a manager and left l0/98.

•
In 1984 Founded and was  President of RD&J Communications, a switch based long distance carrier service with over 250 employees and gross sales of $30 million. The Company was sold in 1995 to Davel Communications, the largest payphone provider in the U.S.

Ralph is a bottom line manager with marketing, sales and interpersonal skills and a successful track record in managing startups and promoting innovation.

He is a graduate of the International Data Processing Institute, holds an Associate Brokers License, and is a Member of the Staten Island Board of Realtors.

Jim McAlinden, President & Chief Financial Officer

Background – Jim is an accounting and finance leader with a proven start-up and turn-around record. His focus has been developing and implementing growth and cost reduction programs that improve profitability and leverage asset portfolios to maximize competitive advantage. Over the last 15 years he has held senior positions e.g. President and/or Chief Financial Officer with three different OTC NASDAQ Firms. Jim was President of Nexgen Biofuels, Inc. and held various positions such as CFO and Chief Operating Officer from August 2006 through February 2008. Jim held various consulting positions before joining Nexgen.  In January 2002 Jim joined AirNet Wireless, Inc in 2002 and served as its President until AirNet’s merger with AIT Wireless. Jim served as CFO for AIT Wireless until December 2005.   Jim has a Bachelors Degree in Accounting from Sir George Williams (Concordia) University.

McAlinden and Porretti worked hand and hand (during the 1980’s and 1990’s) in owning and operating Rd & J Communications, Inc., one of the fastest growing privately held communication companies in the United States. This team has worked in many capacities through the years on various projects. Their combined experience and mutual respect gives them a significant advantage in managing the startup and expanding operations of NMS.

Peter NG, Secretary and Vice President Operations

Background - Peter has worked in a senior management position for Manhattan Mitigation Corp a successful major mortgage mitigation firm during 2007-2008. He was in charge of the complete daily operations for this start up firm from hiring a new operational staff to training and the structuring of the staff’s daily activities. Peter’s previous experience is in the mortgage financing industry holding senior management positions with Guaranteed Home Mortgage Company from 10/01 to 2/02 and again from 2/04 to 3/08. From 12/02 to 1/04 Peter served as a senior manager at Berkshire Financial Group, Inc. Porretti and NG have worked together in the financial industry over the last 7 years

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

During the past five years, none of our directors, executive officers or control persons has  been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

As of the date of this annual report for the fiscal year ended September, 30, 2009, we have no standing committees and our entire board of directors serves as our audit and compensation committees.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended September 30, 2009.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compensation ($)

Ralph Porretti, Chief Executive Officer	2009	$52,000	—	—	—	—	—	—	$52,000

James McAlinden, President and CFO	2009	$52,000	—	—	—	—	—	—	$52,000

Peter Ng, VP Operations	2009	$52,000	—	—	—	—	—	—	$52,000

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of September 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Ralph Porretti, Chief Executive Officer	—	—	—	—	—	—	—	—	—
James McAlinden, President & CFO	—	—	—	—	—	—	—	—	—
Peter Ng, VP Operations	—	—	—	—	—	—	—	—	—

Director Compensation

No salary or regular compensation is paid to our directors. Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. No such compensation or expense reimbursements have been requested by our directors or paid to date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2009. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 165,186,483 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Ralph Porretti	44,366,667	26.9%
James McAlinden	46,166,666	27.9%
Peter Ng	45,516,667	27.6%
JW Financial	15,000,000	9.1%

All officers and directors as a group	136,050,000	82.4%

(1)	The address of each person listed is care of Tia IV, Inc., 1761 Victory Blvd., Staten Island, NY 10314.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have determined that our  directors, Ralph Porretti, James McAlinden and Peter Ng are not independent based on an analysis of the standards for independence set forth in Section 121A of the American Stock Exchange Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended September 30	2009			2008
	(Marcum)		(Anderson) (5)	(Marcum)	(Anderson) (5)
Audit Fees (1)	$		$10,000	$15,000	$-
Audit Related Fees (2)		-	-	-	-
Tax Fees (3)		-		-	-
All Other Fees (4)		40,649		-	-
Total Accounting Fees and Services		$40,649	$10,000	$15,000	$-
(1)
Audit Fees:  These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-QSB (now 10-Q), and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related Fees: These are fees for the assurances and related services reasonably related to the performance of the audit or the review of our financial statements.
(3)	Tax Fees: These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees: These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-related Fees or Tax Fees.
(5)
All Audit Fees are approved by our board of directors.  For the fiscal year ended September 30, 2008, Marcum, LLP served as our independent accountant.  As previously disclosed in a current report on Form 8-K filed with the SEC on October 12, 2009,the company discharged Marcum, LLP and we appointed Traci J. Anderson CPA as our new independent accountant for the fiscal year ended September 30, 2009.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMETN SCHEDULES.

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer and Director,

32.1	Certification of Chief Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2010
Tia IV, Inc.

	By:	/s/ James McAlinden
James McAlinden
President and Chief Financial Officer