Form 10-Q
period 2009-12-31
Tia IV, Inc
filed 2010-02-18
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED December 31, 2009

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-52288

TIA IV, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	76-0836770
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1761 Victory Blvd.
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files);

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

There were 165,186,483 shares of Common Stock, outstanding, as of January 28, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our report on Form 10-K for the year ended September 30, 2009 as filed with the Securities and Exchange Commission.

TIA IV, INC.

CONDENSED BALANCE SHEETS

	31-Dec-09	30-Sep-09
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
CASH	$11,737	$11,112
ACCOUNTS RECEIVABLE	8,969	6,779
PREPAID EXPENSES	66,262	94,485

TOTAL CURRENT ASSETS	86,968	112,376

OTHER ASSETS:
PROPERTY AND EQUIPMENT, NET	7,356	7,865
SECURITY DEPOSIT	3,610	3,610
DEFERRED FINANCING COSTS, NET	2,872	5,572

TOTAL OTHER ASSETS	13,838	17,047

TOTAL ASSETS	$100,806	$129,423

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$9,143	$10,750
ACCRUED EXPENSES	209,243	189,507
NOTE PAYABLE - RELATED PARTY	1,000	7,000
LOANS PAYABLE – STOCKHOLDERS	23,208	23,208
LOAN PAYABLE – OTHERS	10,000	10,000
UNEARNED REVENUES	178,730	216,948

TOTAL LIABILITIES	431,324	457,413

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized 2,000,000 issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 165,186,483
shares issued and outstanding	16,518	15,767
Additional Paid in Capital	164,156	89,423
Deficit accumulated during the development stage	-	-
Accumulated deficit	(511,192)	(433,180)
TOTAL STOCKHOLDERS' DEFICIENCY	(330,518)	(327,990)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$100,806	$129,423

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008

MITIGATION REVENUE	$168,175	$5,400
DEBT NEGOTIATION REVENUE	5,061	0
TOTAL REVENUES	173,236	5,400

MITIGATION COSTS	(67,370)	(12,593)

TOTAL COST OF REVENUE	(67,370)	(12,593)

GROSS PROFIT	105,866	(7,193)

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(180,067)	(44,733)
DEPRECIATION EXPENSE	(509)	(49)
TOTAL EXPENSES	(180,576)	(44,782)

NET LOSS FROM OPERATIONS	(74,710)	(51,975)
OTHER INCOME/(EXPENSE)
INTEREST EXPENSE	(3,301)	(4,737)
TOTAL OTHER EXPENSES	(3,301)	(4,737)

NET LOSS	$(78,011)	$(56,712)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC AND DILUTED	158,420,179	16,575,556

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.0005)	$(0.0034)

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(78,011)	$(56,712)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	509	49
Amortization of Financing Costs	2,700	2,528
Stock based compensation	75,000	5,491
(Increase) in Accounts Receivable	(2,190)	0
Decrease in Prepaid Expenses	28,223	0
Imputed Interest	483	428
(Increase) in Security Deposits	0	(810)
Increase in Accrued Expenses	19,736	1,781
Increase (Decrease) in Accounts Payable	(1,607)	1,559
Increase (Decrease) in Unearned Revenues	(38,218)	15,100

NET CASH USED IN OPERATING ACTIVITIES	6,625	(30,586)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment	0	(3,990)

NET CASH USED IN INVESTING ACTIVITIES	0	(3,990)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	0	2,800
Proceeds from Note Payable - Related Party	0	27,000
Proceeds from Loan Payable - Related Party	0	3,800
Repayment of Note Payable - Related Party	(6,000)	0

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(6,000)	33,600

NET (DECREASE) IN CASH	625	(976)
CASH - BEGINNING OF PERIOD	11,112	1,093
CASH - END OF PERIOD	$11,737	$117

The accompanying notes are an integral part of these Financial Statements

TIA IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization, Basis of Presentation, Business and Operations

Tia IV, Inc. (the “Company”) was incorporated in Delaware as a blank check shell company on August 17, 2006, with an objective to acquire, or merge with, an operating business.   On August 20, 2008, Ralph Porretti, Jim McAlinden and Peter Ng acquired 13,500,000 common shares (a majority interest) of the Company at $.0001 per share. In October 2008, the Company commenced operations in Staten Island, New York under the DBA “National Mitigation Specialists”. The Company is a financial advisory firm dedicated to assisting both homeowners and financial mortgage Institutions in preventing foreclosures, as well as unsecured debt mitigation for its clients.

The condensed balance sheet as of December 31, 2009, the condensed statements of operations for the three months ended December 31, 2009 and 2008, and cash flows for the three months ended December 31, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s financial position, results of operations, and cash flows at December 31, 2009 and for the three months ended December 31, 2009 and 2008 not misleading have been made. The results of operations for the three months ended December 31, 2009 and 2008 are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission.

The Company derives its primary revenue from performing client services, which include mortgage mitigation and unsecured debt mitigation services. Revenue is recognized at the time the services to the client have been completed. Until the services are completed, any funds received are recorded as Unrecognized Revenues in the accompanying condensed balance sheet.

NOTE 2 - Going Concern

As of and prior to September 30, 2008 the Company did not generate any revenues; accordingly, the Company was considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." In October 2008, the Company emerged from a development stage company by commencing operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2009 the Company has not generated positive cash flow from operations, and was until then, totally dependent upon debt and equity funding to finance operations. Although the Company believes that it will have sufficient liquidity to sustain its operations for the next twelve months based on its current revenue projections and its ability to manage costs, there is no assurance that such projections will be met and will be sufficient. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management plans on using cash flow generated from operations to fund its operations, including capital expenditures over the next twelve months. However there is no assurance that the Company will still be dependent upon debt and equity funding to finance operations for at least the next twelve months. There can be no assurances that the Company will be able to reverse its operating losses or cash flow deficiencies.

TIA IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies

Income Taxes

In accordance with Financial Interpretation Number (“FIN”) 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest Expense” in the Statements of Operations. Penalties would be recognized as component of “General and Administrative expenses”.

The Company files income tax returns in the United States, State of Delaware, State of New York, and The City of New York.

The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of December 31, 2009 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for income taxes”. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $175,000 as of December 31, 2009, primarily relating to costs incurred during as a development stage company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize  its tax benefits; therefore, a valuation allowance of $175,000 was established for the full value of the deferred tax asset. For the Quarter ended December 31, 2009, the valuation allowance increased by approximately $27,000 during the quarter ended December 31, 2009. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

TIA IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Net Loss Per Share of Common Stock

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Note 4 – New Accounting Pronouncements

Recent Accounting Standards

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This Issue is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141R and SFAS 160. The Company is in the process of evaluating the impact of adoption of this statement on the Company’s results of operations and financial condition.

TIA IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 – Note Payable – Related Party / Deferred Financing Costs (net)

During October through December 2008 the Company received an unsecured note from the spouse of the secretary totaling $27,000. The Company is to pay $35,000, including simple interest at the rate of 28% per annum on the unpaid balance, as follows: $12,000 on or before April 1, 2009, $4,000 of which was paid in March, 2009, with the remaining $8,000 paid in April, 2009, and $23,000 on or before April 1, 2010. In connection with this loan, the Company issued to the lender 540,000 shares of common stock. The stock was issued on December 23, 2008,  was valued at $0.03 per share, and was recorded as a deferred financing cost in the amount of $16,200.  A summary of the deferred financing costs as of December 31, 2009 and accumulated amortization is as follows:

Value allocated to deferred financing cost	$16,200
Less: accumulated amortization	(13,328)
Deferred Financing Costs, Net	$2,872

The deferred financing costs are being amortized over the term of the note. Amortization expense with respect to deferred financing costs amounted to $2.872 for the three months ended December 31, 2009, and $5,572 for the three months ended December 31, 2008, and is included as a component of interest expenses in the accompanying statement of operations.

TIA IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. During November 2009 the Company issued 2,000,000 Series “A” convertible preferred Shares with a par value of $0.0001 to the shareholders of record on July 31, 2009. The Company or the Holder shall have the right at the Company or Holder’s option, as the case may be, at any time or from time to time from and after the immediately following the date the Series A stock is first issued to convert each share of Series A stock into nine (9) fully paid and non-assessable shares of common stock. The holders of Series A stock have super voting rights of 500 votes per share as provided by the Delaware General Corporation Law (the “ Business Corporation Law”)

Common Stock

During December 2009, the Company issued 7,500,000 shares of common stock valued at $0.01 per share totaling $75,000 for legal services rendered.

The company issued the shares of common stock valued at $0.01 per share as the price was more readily determinable than the value of the services.

NOTE 7 – Subsequent Events

  There are no subsequent events

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Basis of Presentation

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

Unless otherwise required by applicable law, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons shy actual results could differ from those projected in the forward-looking statements. These risk factors are further described in our annual report Form 10-K for the fiscal year ended September 30, 2009.

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

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

 If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses from inception, August 17, 2006, to December 31, 2009 totaled $511,192. Our net losses were $78,011 and $56,712 for the three months ended December 31, 2009 and 2008, respectively.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and 2008

Revenues

Revenues for the three months ended December 31, 2009 were $173,236 compared to $5,400 revenues for the same period in 2008. The increase was due to the increase in awareness of our services available to the public and the fact that the Company began operations in October, 2008.

Operating Expenses

General and Administrative expenses increased for the three months ended December 31, 2009 by $135,334 when compared to the three months ended December 31, 2008. Depreciation expense increased for the three months ended December 31, 2009 by $460 when compared to the three months ended December 31, 2008. This increase in our overall general and administrative expenses was primarily due to office expenses, advertising expenses, contracting expenses, legal fees, and consulting fees

Net Loss from Operations

We incurred a net loss of $78,011 for the three months ended December 31, 2009 as compared to a net loss of $56,712 for the three months ended December 31, 2008. This increase was due to an increase in costs primarily relating to general and administrative expenses for the three months ended December 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-a5(e) of the exchange act (defined below)) Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports filed with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during or subsequent to the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Date: Feb.18 , 2010

/s/ Ralph Porretti
Name: Ralph Porretti
Title: Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA IV, INC.

Date: Feb 18, 2010

/s/ Jim McAlinden
Name: Jim McAlinden
Title: President, Chief Financial Officer and Director