Form 10-Q
period 2010-03-31
Tia IV, Inc
filed 2010-05-11
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Yes ☐  No ☒

There were 165,186,483 shares of Common Stock, outstanding, as of May 7, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TIA IV, INC.
10-Q
FOR THE QUARTER ENDED March 31, 2010

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission.

TIA IV, INC.
BALANCE SHEETS
MARCH 31, 2010 (unaudited) and SEPTEMBER 30, 2009

	March 31, 2010 (unaudited)	September 30, 2009
ASSETS
CURRENT ASSETS:
CASH	$10,458	$11,112
ACCOUNTS RECEIVABLE	6,979	6,779
PREPAID EXPENSES	39,728	94,485
TOTAL CURRENT ASSETS	57,165	112,376

OTHER ASSETS:
PROPERTY AND EQUIPMENT (net of Accumulated Depreciation of $2,323 and $1,305)	6,848	7,865
SECURITY DEPOSIT	3,610	3,610
DEFERRED FINANCING COSTS, NET	172	5,572
TOTAL OTHER ASSETS	10,630	17,047
TOTAL ASSETS	$67,795	$129,423
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$27,562	$10,750
ACCRUED EXPENSES	207,536	189,507
NOTE PAYABLE - RELATED PARTY	3,000	7,000
LOANS PAYABLE – STOCKHOLDERS	23,208	23,208
LOAN PAYABLE – OTHERS	10,000	10,000
UNEARNED REVENUES	158,020	216,948
TOTAL LIABILITIES	429,326	457,413

STOCKHOLDERS' DEFICIENCY
PREFERRED STOCK, $.0001 par value; 10,000,000 shares authorized -0-issued	0	0
COMMON STOCK, $.0001 par value; 250,000,000 shares authorized, 165,186,483 and 157,686,483 shares issued and outstanding	16,518	15,768
ADDITIONAL PAID-IN CAPITAL	3,885,485	3,810,752
ACCUMULATED DEFICIT	(4,264,017)	(4,154,510)
TOTAL STOCKHOLDERS' DEFICIENCY	(361,531)	(327,990)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$67,795	$129,423

The accompanying notes are an integral part of these Financial Statements.

TIA lV, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)

	2010	2009

MITIGATION REVENUE	$182,780	$18,333
DEBT NEGOTIATION REVENUE	5,710	550
TOTAL REVENUES	188,490	18,883
DIRECT COSTS	73,512	7,333
GROSS PROFIT (LOSS)	114,978	11,550

EXPENSES:
OFFICE EXPENSES	54,935	21,653
RENT EXPENSE	7,650	2,700
ADVERTISING EXPENSE	7,246	8,645
BANK SERVICE CHARGES	338	195
TRAVEL AND ENTERTAINMENT EXPENSES	643	1,179
CONSULTING EXPENSES	3,323	2,502
VEHICLE EXPENSES	413	120
REPAIRS AND MAINTENANCE	3,556	-
UTILITIES	1,641	1,041
TELEPHONE	5,139	1,586
ASSOCIATION DUES	-	-
MANAGEMENT FEES	51,635	12,100
ACCOUNTING FEES	2,500	5,218
LEGAL FEES	1,137	1,299
OTHER	-	-
INTEREST	5,809	5,032
DEPRECIATION	509	510
TOTAL EXPENSES	146,474	63,780

NET LOSS	$(31,496)	$(52,230)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	165,186,483	16,575,556
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.0002)	$(0.0034)

The accompanying notes are an integral part of these Financial Statements.

TIA lV, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)

	2010	2009

MITIGATION REVENUE	$350,955	$23,733
DEBT NEGOTIATION REVENUE	10,771	550
TOTAL REVENUES	361,726	24,283
DIRECT COSTS	140,882	19,926
GROSS PROFIT (LOSS)	220,844	4,357

EXPENSES:
OFFICE EXPENSES	85,886	35,682
RENT EXPENSE	12,950	5,150
ADVERTISING EXPENSE	15,393	28,517
BANK SERVICE CHARGES	1,061	317
TRAVEL AND ENTERTAINMENT EXPENSES	1,010	1,986
CONSULTING EXPENSES	3,923	2,843
VEHICLE EXPENSES	413	357
REPAIRS AND MAINTENANCE	4,271	2,131
UTILITIES	2,764	1,591
TELEPHONE	11,642	2,350
ASSOCIATION DUES	-	430
MANAGEMENT FEES	95,085	12,100
ACCOUNTING FEES	9,388	5,218
LEGAL FEES	76,437	4,299
OTHER	-	-
INTEREST	9,110	9,769
DEPRECIATION	1,018	559
TOTAL EXPENSES	330,351	113,299

NET LOSS	$(109,507)	$(108,942)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	158,420,179	16,956,856
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.0007)	$(0.0064)

The accompanying notes are an integral part of these Financial Statements.

TIA lV, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED March 31, 2010 and 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(109,507)	$(108,942)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	1,017	559
Amortization of Financing Costs	5,400	5,228
Imputed Interest Costs	965	876
Stock- based compensation	75,000	9,107
Changes in assets and liabilities :
Increase in Accounts Receivable	(200)	(5,166)
Increase in Prepaid Expenses	54,757	(37,708)
Increase in Security Deposits	-	(810)
Increase (Decrease) in Accounts Payable	16,812	10,786
Increase in Accrued Expenses	18,029	3,666
Increase in Unearned Revenues	(58,928)	99,947

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,346	(22,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	(3,990)
NET CASH USED IN INVESTING ACTIVITIES		(3,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	3,249
Proceeds from Note Payable related party	-	27,000
Repayment of Note Payable - Related Party	-	(4,000)
Proceeds from Loan Payable - Related Party	-	3,800
Repayment of Loan Payable - Related Party	(4,000)	(3,800)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,000)	26,249

NET INCREASE (DECREASE) IN CASH	(654)	(198)
CASH AT BEGINNING OF PERIOD	11,112	1,093
CASH AT END OF PERIOD	$10,458	$895

The accompanying notes are an integral part of these Financial Statements.

TIA IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Basis of Presentation, Business and Operations
TIA IV, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.  At inception until October 1, 2008, the Company was a development stage company as defined by FASB Accounting Standards Codification 720-915, Accounting and Reporting by Development Stage Enterprises.

On August 20,  2008 the Company entered into and consummated a Securities Purchase Agreement. Under the terms of the Purchase Agreement, Ralph Porretti, James McAlinden and Peter Ng acquired 13,500,000 common shares of the Company at $.0001 per share. On October 1, 2008, the Company commenced operations as a debt mitigation firm, doing business as National Mitigation Specialists, dedicated to:

•	people who are delinquent with credit card or other debts, and

•	both homeowners and financial mortgage institutions in the prevention of property foreclosures.

It ceased being a development stage company in October 2008.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC.

NOTE 2 - Going Concern
The Company commenced revenue producing activities in October 2008. At March 31, 2010, it had a net stockholders' deficiency of $361,531 and a working capital deficiency of $372,161. These factors raise substantial doubt about the Company’s continued existence as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company is attempting to increase its marketing and expand its business and legal contacts to expand business opportunities. It also is investigating sources for debt or equity financing. However, the Company cannot predict the likelihood of it being successful in its efforts to increase revenue or obtain financing to remain a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - Summary of Significant Accounting Policies
Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

Net  Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2009.

Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

Stock Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. All shares issued to employees to date were for services already rendered. Total stock-based compensation recognized was $3,763,921 and $150, respectively, for the fiscal years ended September 30, 2009 and 2008.

The Company does not have a Stock Option Plan put in place.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended. Commencing with the Company’s Annual Report for the year ending September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which commenced on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 5 – Note Payable – Related Party / Deferred Financing Costs (net)
Stockholders and officers

The Company received $18,208 in loans from one of its stockholders from July 28, 2008 through September 30, 2009.  The loan is due on demand and has no stated interest rate. The Company records an imputed interest rate of 8.25% per annum on this loan.

In October and November 2008 the Company received loans from its Secretary totaling $4,000. The loan was due on demand and had no stated interest rate. The full amount was repaid in July 2009.

The Company received a $5,000 loan from its Chief Executive Officer in September 2009. The loan is due on demand and has a stated interest rate of 8%. The company records imputed interest at the rate of 8% per annum on this loan.

Other

On March 16, 2007 the Company received a $10,000 loan from an outside party. The loan is noninterest-bearing and has no stated repayment date.   The Company has not recorded imputed interest on this loan.

Related Party / Deferred Financing Costs, Net

On October 6, 2008, the Company executed an unsecured note for $27,000 from the spouse of the Company's Secretary. The Company is to repay a total of $35,000, including simple interest at the rate of 28% per annum on the unpaid balance. In December 2008, the Company issued 540,000 shares of common stock as specified by the Note. The stock was issued at an agreed-upon $0.03 per share and recorded as a deferred financing cost in the amount of $16,200.  A summary of the deferred financing costs as of September 30, 2009 and accumulated amortization is as follows:

Value allocated to deferred financing cost	$16,200
Less: accumulated amortization	(16,028)
Deferred Financing Costs, Net	$172

These deferred financing costs are being amortized over the term of the note. Amortization expense with respect to deferred financing costs amounted to $5,400 for the six months ended March 31, 2010 and is included as a component of interest expenses in the accompanying statement of operations.

The balance of the note that remains outstanding as of March 31, 2010 is $3,000

NOTE 6 – Subsequent Events
 In April 2010, the Company converted its accrued expense liability of $53,000 due to Marcum LLP, its former independent auditor, into a note payable. The Company will begin making monthly payments on May 1, 2010.

The Company has evaluated all events that occurred after the balance sheet date of March 31, 200 through May 10, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the matter described in the paragraph above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. TIA IV, Inc. (sometimes referred to herein as “TIA”, the “Company”, “we”, or “us”) cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the six months ended March 31, 2010. The reported results may not necessarily reflect the future.

Results of Operations

The primary reason for the significant increase in sales, operating losses, cost of sales, selling, general and administrative expenses and interest expense were all primarily if not entirely the result of the fact that we were a shell company until our entry into Securities Purchase Agreement in August 2008 with our current debt mitigation business operations commencing shortly thereafter.

Operating results for the six months ended March 31, 2010 and 2009 consisted of:

	2010	2009

MITIGATION REVENUE	$350,955	$23,733
DEBT NEGOTIATION REVENUE	10,771	550
TOTAL REVENUES	361,726	24,283
DIRECT COSTS	140,882	19,926
GROSS PROFIT (LOSS)	220,844	4,357

EXPENSES:
OFFICE EXPENSES	85,886	35,682
RENT EXPENSE	12,950	5,150
ADVERTISING EXPENSE	15,393	28,517
BANK SERVICE CHARGES	1,061	317
TRAVEL AND ENTERTAINMENT EXPENSES	1,010	1,986
CONSULTING EXPENSES	3,923	2,843
VEHICLE EXPENSES	413	357
REPAIRS AND MAINTENANCE	4,271	2,131
UTILITIES	2,764	1,591
TELEPHONE	11,642	2,350
ASSOCIATION DUES	-	430
MANAGEMENT FEES	95,085	12,100
ACCOUNTING FEES	9,388	5,218
LEGAL FEES	76,437	4,299
OTHER	-	-
INTEREST	9,110	9,769
DEPRECIATION	1,018	559
TOTAL EXPENSES	330,351	113,299

NET LOSS	$(109,507)	$(108,942)

All activities were conducted in the same way. Revenues increased because our advertising and marketing activities led to more client inquiries and referrals.

The management fees in 2010 were paid under contracts to our three principal officers. The legal fee expenses were entirely settled through the issuance of 75,000,000 shares of our common stock to our outside counsel. Counsel provided planning and organizational services that are largely anticipated to be nonrecurring in most respects.

General

As a corporate policy, we will not incur any material cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  For example, our outside counsel agreed to accept shares of common stock to settle his fee. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Certain of our debt mitigation arrangements require that our fees be placed in an escrow account and not distributed to us until our client, the debtor, meets all of the terms of the agreed-upon settlement. Therefore, a significant portion of the fees and revenue earned by us is deferred for extended period of time. These deferrals create significant cash flow pressures on our operations. If we do not find short-term sources of debt or equity, we may not be able to meet our obligations and remain a going concern.

Private capital, if sought, will be sought from former business associates of our three officers or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.

We have been a public reporting company since filing a registration statement on Form 10 in October 2006 and, as such, incur and will continue to incur additional significant expenses for legal, accounting and related services. These obligations reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of TIA because the shares may be issued to parties or entities committed to supporting existing management.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in this Report on Form 10Q, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not as yet noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.
Risks Related to the Business

1.           TIA has a net capital deficit of $361,531 and a working capital deficiency of $372,161 at March 31, 2010. The report of our independent registered public accountant includes an explanatory paragraph about the uncertainty of TIA being able to continue as a going concern.

TIA has a net capital deficit of $361,531 and a working capital deficiency of $372,161 at March 31, 2010. The report of its independent registered public accountant at September 30, 2009 includes an explanatory paragraph about the uncertainty of TIA to continue as a going concern. TIA is taking steps to expand its debt mitigation business. However, no assurances can be given that our efforts will be successful or that we will be able to continue as a going concern.

2.           Our industry includes significant competition, including lawyers and other debt mitigation firms.

Our debt mitigation industry is very competitive and has relatively low barriers to entry. Competitors include lawyers as well as other debt mitigation companies. Many of these competitors have substantially greater name recognition, financial and other resources, including employees, and business contacts than do us. No assurances can be given that we will succeed given the number and resources of our competitors.

3.           Our senior officers have no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Our senior financial and executive officers have no meaningful financial reporting education or experience. They are and will continue to be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

4.           The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we will be required, beginning with our year ending September 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet commenced any formal assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

5.           Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

6.           Having only three directors, who are also officers, limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only three directors, who are also our three officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

7.           New laws and regulations that could make our industry more difficult to pursue could be adopted.

The debt mitigation industry has received considerable scrutiny and adverse publicity during the recent period of economic recession. Federal or state governments, as well as some regulatory bodies, could pass or adopt laws or regulations that could limit or restrict the nature of our business.

Risks Related to Our Common Stock

8.           Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 250,000,000 common shares, but unissued 84,813,517 shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

9.           The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

10.         Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

11.         Currently, there is no established  public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There is currently no and there has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement on Form S1 which has been filed with the SEC. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

•	any market for our shares will develop;

•	the prices at which our common stock will trade; or

•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of TIA and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factor #13 below.

12.         Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

13.         The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

14.         Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.  See also “Plan of Distribution-State Securities-Blue Sky Laws.”

15.         Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

16.         The ability of our three principal officers to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our three principal officers will beneficially own an aggregate of approximately 72.46% of our outstanding common stock assuming the sale of all shares being registered. Because of their beneficial stock ownership, our three principal officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our three principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our three principal officers. This level of control may also have an adverse impact on the market value of our shares because our three principal officers may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

17.         We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock if, and when, trading of the shares commences.

18.         Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

19.         If our shares become eligible for quotation on the OTCBB, we will be required to remain current in our filings with the SEC, and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

If our shares become eligible to be quoted on the OTCBB, of which there can be no assurances, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the OTCBB, investors in our common stock may find it difficult to sell their shares. During the past two years, we have been delinquent in filing two quarterly reports on Form 10Q. We filed extension requests for most other periodic filings and filed the reports within the extension periods.

Additionally, pursuant to OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not including any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one time in any 24 month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing.  As such, if we are late in our filings three times in any 24 month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any 24 month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

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

TIA IV, INC.

Date: May 11, 2010	/s/ Ralph Porretti
Name: Ralph Porretti Title: Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA IV, INC.

Date: May 11, 2010	/s/ Jim McAlinden
Name: Jim McAlinden Title: President, Chief Financial Officer and Director