Form 10-Q
period 2010-06-30
Tia IV, Inc
filed 2010-07-27
CIK 1377889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Yes ☐  No ☒

There were 165,186,483 shares of Common Stock, outstanding, as of July 25, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TIA IV, INC.
10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

TIA IV, INC.
BALANCE SHEETS
   JUNE 30, 2010 (unaudited) and SEPTEMBER 30, 2009

	June 30, 2010 (unaudited)	September 30, 2009
ASSETS
CURRENT ASSETS:
CASH	$13,500	$11,112
ACCOUNTS RECEIVABLE	112,972	6,779
PREPAID EXPENSES	25,728	94,485
TOTAL CURRENT ASSETS	152,200	112,376

OTHER ASSETS:
PROPERTY AND EQUIPMENT, NET	6,339	7,865
SECURITY DEPOSIT	3,610	3,610
DEFERRED FINANCING COSTS, NET	-	5,572
TOTAL OTHER ASSETS	9,949	17,047
TOTAL ASSETS	$162,149	$129,423
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$41,718	$10,750
ACCRUED EXPENSES	161,990	189,507
NOTE PAYABLE - RELATED PARTY	-	7,000
LOANS PAYABLE – STOCKHOLDERS	23,208	23,208
LOAN PAYABLE – OTHERS	55,000	10,000
UNEARNED REVENUES	143,487	216,948
TOTAL LIABILITIES	425,403	457,413

STOCKHOLDERS' DEFICIENCY
PREFERRED STOCK, $.0001 par value; 10,000,000 shares authorized -0-issued	0	0
COMMON STOCK, $.0001 par value; 250,000,000 shares authorized, 165,186,483 and 157,686,483 shares issued and outstanding	16,518	15,768
ADDITIONAL PAID-IN CAPITAL	3,885,485	3,810,752
ACCUMULATED DEFICIT	(4,165,257)	(4,154,510)
TOTAL STOCKHOLDERS' DEFICIENCY	(263,254)	(327,990)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$162,149	$129,423

The accompanying notes are an integral part of these Financial Statements.

TIA lV, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

	2010	2009

MITIGATION REVENUE	$353,188	$37,610
DEBT NEGOTIATION REVENUE AND OTHER	6,804	7,204
TOTAL REVENUES	359,992	44,814
DIRECT COSTS	(81,015)	(15,244)
GROSS PROFIT	278,977	29,570

EXPENSES:
OFFICE EXPENSES	75,710	19,553
RENT EXPENSE	10,650	1,800
ADVERTISING EXPENSE	4,687	8,833
BANK SERVICE CHARGES	1,475	569
TRAVEL AND ENTERTAINMENT EXPENSES	1,005	283
CONSULTING EXPENSES	4,475	4,200
VEHICLE EXPENSES	-	-
REPAIRS AND MAINTENANCE	11,129	183
UTILITIES	1,643	891
TELEPHONE	10,927	4,162
ASSOCIATION DUES	-	-
MANAGEMENT FEES	32,594	16,000
ACCOUNTING FEES	19,851	-
LEGAL FEES	4,546	-
OTHER	-
INTEREST	1,016	4,122
DEPRECIATION	509	325
TOTAL EXPENSES	180,217	60,921

NET INCOME (LOSS)	$98,760	$(31,351)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	165,186,483	16,575,556
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED	$0.0060	$(0.0018)

The accompanying notes are an integral part of these Financial Statements.

TIA lV, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

	2010	2009

MITIGATION REVENUE	$704,143	$61,343
DEBT NEGOTIATION REVENUE AND OTHER	17,575	7,754
TOTAL REVENUES	721,718	69,097
DIRECT COSTS	(221,897)	(35,170)
GROSS PROFIT	499,821	33,927

EXPENSES:
OFFICE EXPENSES	161,596	55,235
RENT EXPENSE	23,600	6,950
ADVERTISING EXPENSE	20,800	37,350
BANK SERVICE CHARGES	2,536	886
TRAVEL AND ENTERTAINMENT EXPENSES	2,015	2,269
CONSULTING EXPENSES	8,398	7,043
VEHICLE EXPENSES	413	357
REPAIRS AND MAINTENANCE	15,400	2,314
UTILITIES	4,407	2,482
TELEPHONE	22,569	6,512
ASSOCIATION DUES	-	430
MANAGEMENT FEES	127,679	28,100
ACCOUNTING FEES	29,239	5,218
LEGAL FEES	80,983	4,299
OTHER		-
INTEREST	10,126	13,891
DEPRECIATION	1,527	884
TOTAL EXPENSES	510,568	174,220

NET LOSS	$(10,747)	$(140,293)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	162,906,263	16,956,856
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.0007)	$(0.0083)

The accompanying notes are an integral part of these Financial Statements.

TIA lV, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,147)	$(140,293)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation Expense	1,527	884
Amortization of Financing Costs	5,572	7,928
Imputed Interest Costs	1,443	1,250
Stock- based compensation	75,000	11,620
Other	(1,561)	-
Changes in assets and liabilities :
Increase in Accounts Receivable	(106,193)	(1,650)
Decrease (Increase) in Prepaid Expenses	68,757	(67,309)
(Increase) in Security Deposits	-	(3,610)
Increase (Decrease) in Accounts Payable	30,968	7,343
Increase in Accrued Expenses	(27,517)	4,713
Increase (Decrease) in Unearned Revenues	(73,461)	171,309
NET CASH (USED IN) OPERATING ACTIVITIES	(35,612)	(7,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	(3,990)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note	53,000	3,800
Repayment of note	(8,000)	(3,800)
Proceeds from the sale of common stock	-	3,735
Proceeds from Note Payable related party	-	27,000
Repayment of Note Payable - Related Party	(7,000)	(14,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,000	16,735

NET INCREASE (DECREASE) IN CASH	2,388	4,930
CASH AT BEGINNING OF PERIOD	11,112	1,093
CASH AT END OF PERIOD	$13,500	$6,023

The accompanying notes are an integral part of these Financial Statemen

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

NOTE 2 - Going Concern

The Company commenced revenue producing activities in October 2008. At June 30, 2010, it had a net stockholders' deficiency of $263,254 and a working capital deficiency of $273,203. These factors raise substantial doubt about the Company’s continued existence as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010.

Stock Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. All shares issued to employees to date were for services already rendered. Total stock-based compensation recognized was $75,000 and $11,620, respectively, for the nine months ended June 30, 2010 and 2009.

The Company does not have a Stock Option Plan put in place.

Recently Issued Accounting Standards

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 5 – Note Payable – Related Party / Deferred Financing Costs (net)

Stockholders and officers

The Company received $18,208 in loans from one of its stockholders from July 28, 2008 through September 30, 2009.  The loan is due on demand and has no stated interest rate. The Company records an imputed interest rate of 8.25% per annum on this loan. The full amount was repaid in July 2009.

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

In April 2010, the Company converted its accrued expense liability of $53,000 due to Marcum LLP, its former independent auditor, into a note payable. The Company began making monthly payments on May 1, 2010. At June 30, 1010, the remaining balance outstanding was $45,000.

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

Value allocated to deferred financing cost	$16,200
Less: accumulated amortization	(16,200)
Deferred Financing Costs, Net	$0

These deferred financing costs are being amortized over the term of the note. Amortization expense with respect to deferred financing costs amounted to $5,572 for the nine months ended June 30, 2010 and is included as a component of interest expenses in the accompanying statement of operations.

The balance of the note that remains outstanding as of June 30, 2010 is $0

NOTE 6 – Subsequent Events

On July 9, 2010, the Company incorporated a wholly-owned subsidiary, Victory Homes & Estates, Inc., which plans to become involved in various aspects of the real estate industry. Operations have not yet started.

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2010 through the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded in these financial statements other than the matter described in the paragraph above.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended June 30, 2010. The reported results may not necessarily reflect the future.

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

Operating results for the nine months ended June 30, 2010 and 2009 consisted of:

	2010	2009

MITIGATION REVENUE	$704,143	$61,343
DEBT NEGOTIATION REVENUE AND OTHER	17,575	7,754
TOTAL REVENUES	721,718	69,097
DIRECT COSTS	(221,897)	(35,170)
GROSS PROFIT	499,821	33,927

EXPENSES:
OFFICE EXPENSES	161,596	55,235
RENT EXPENSE	23,600	6,950
ADVERTISING EXPENSE	20,800	37,350
BANK SERVICE CHARGES	2,536	886
TRAVEL AND ENTERTAINMENT EXPENSES	2,015	2,269
CONSULTING EXPENSES	8,398	7,043
VEHICLE EXPENSES	413	357
REPAIRS AND MAINTENANCE	15,400	2,314
UTILITIES	4,407	2,482
TELEPHONE	22,569	6,512
ASSOCIATION DUES	-	430
MANAGEMENT FEES	127,679	28,100
ACCOUNTING FEES	29,239	5,218
LEGAL FEES	80,983	4,299
OTHER		-
INTEREST	10,126	13,891
DEPRECIATION	1,527	884
TOTAL EXPENSES	510,568	174,220

NET LOSS	$(10,747)	$(140,293)

All activities were conducted in the same way. Revenues increased because our advertising and marketing activities led to more client inquiries and referrals.

The management fees in 2010 were paid under contracts to our three principal officers. A substantial portion of the legal fee expenses were entirely settled through the issuance of 7,500,000 shares of our common stock to our outside counsel. Counsel provided planning and organizational services that are largely anticipated to be nonrecurring in most respects.

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

Item 4.    CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to the Business

1.             TIA has a net capital deficit of $263,254 and a working capital deficiency of $273,203 at June 30, 2010. The report of our independent registered public accountant includes an explanatory paragraph about the uncertainty of TIA being able to continue as a going concern.

TIA has a net capital deficit of $263,254 and a working capital deficiency of $273,203 at June 30, 2010. The report of its independent registered public accountant at September 30, 2009 includes an explanatory paragraph about the uncertainty of TIA to continue as a going concern. TIA is taking steps to expand its debt mitigation business. However, no assurances can be given that our efforts will be successful or that we will be able to continue as a going concern.

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

Date: July 27 , 2010

/s/ Ralph Porretti
Name: Ralph Porretti
Title: Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA IV, INC.

Date: July 27, 2010

/s/ Jim McAlinden
Name: Jim McAlinden
Title: President, Chief Financial Officer and Director